Form 10-K
period 2022-12-31
Infinera Corp
filed 2023-02-27
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 25, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $835,203,452 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 21, 2023, 222,660,820 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we,” “us,” “our”, “Infinera” or the "Company") is a semiconductor manufacturer and a global supplier of networking solutions comprised of networking equipment, optical semiconductors, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, coherent optical engines and subsystems, a suite of automation software offerings, and support and professional services. Leveraging our U.S.-based compound semiconductor fabrication plant ("fab") and in-house packaging capabilities, we design, develop, and manufacture industry-leading indium phosphide-based photonic integrated circuits ("PICs") for use in Infinera’s vertically integrated, high-capacity optical communications products.
Our customers include operators of fixed line and mobile networks, including telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, the Internet of Things (“IoT”), business Ethernet services and data center interconnect ("DCI").
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using indium phosphide ("InP"). This technology is used in telecommunications networks to transmit massive amounts of data and power critical communications services like 5G, enhanced broadband, and high-capacity data center connectivity. Infinera has made significant investments in our unique research, development, fabrication, and packaging facilities, including our optical compound semiconductor fab in Silicon Valley. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation of technology has made it possible to transmit information at a rate of 800 gigabits per second (“Gb/s”) using a single laser.
We support U.S. government efforts to advance and increase the domestic manufacturing base for semiconductors as a matter of economic and national security. Compound semiconductors – including those based in InP – are an important part of the domestic semiconductor industry and will enable the next-generation of leading-edge technologies. Domestic manufacturing is critical in order to reduce our reliance on foreign sources of compound semiconductor materials and components, which is essential to economic growth and to the security of our domestic communications infrastructure.
The large-scale integration of our PICs and advanced digital signal processors (“DSPs”) enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These solutions include features that customers care about the most, including reduced cost per bit, lower footprint and power consumption, and improved performance, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the core, 400 Gb/s in the metro, and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and a lower cost structure.
We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables designed to seamlessly address the rapidly growing market for point-to-point solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, highly differentiated, and vertically integrated coherent optical engines.
Our products are designed to be managed by a suite of software solutions that enable simplified network management and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network capacity needs evolve.
We believe our systems and subsystems portfolios benefit our customers by providing a unique combination of highly scalable capacity and features that address access to core transport network applications and ultimately simplify and automate network operations. Our high-performance optical transport solutions leverage the industry shift to open optical network architectures and enable our customers to efficiently and cost-effectively meet bandwidth demand, which continues to grow 30% or more year-over-year.
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
We believe we are in the midst of an important shift in transport network architectures that impact the markets we serve. The shift to open and disaggregated networks is increasingly being embraced by the communications industry. Examples of this trend include separation of compute, storage, and networking in data centers, the separation of hardware, operating system and applications in smart phones, hardware/software separation in network function virtualization and hardware and software routing stack routers, and open radio access network initiatives for 5G. Industry evolution is now enabling optical networking to leverage these same principles of openness and disaggregation.

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
The shift to open optical networking provides network operators with key benefits that include:
•Accelerated innovation cycles: By leveraging the full innovation capabilities of the optical ecosystem, network operators are able to select best-in-class technologies and vendors independently throughout the network lifecycle. Solution providers can also develop innovative technologies for specific network functions without having to supply end-to-end networking solutions, significantly broadening the innovation ecosystem.
•Optimized network architectures: By selecting the ideal products and technologies for each layer and domain of the network independently, network operators are able to optimize their optical network for specific applications and services and avoid the constraints of a single-vendor for one-size-fits-all solutions.
•Improved network economics: Open optical networks enable cost-per-bit reducing innovations to be quickly deployed throughout the network lifecycle, with customized multi-vendor network designs providing additional scope for cost-optimization as capacity and service demands evolve.
A second shift is happening at the edge of the network, where capacity is growing beyond the ability of traditional, non-coherent optical solutions to address. This increasing capacity demand is driving the need for innovative edge- and access-optimized coherent optical transport solutions. These include more compact, efficient and cost-effective solutions as well as innovative coherent optical pluggable solutions such as ICE-X optics point-to-point and point-to-multipoint technology that can enable significant cost savings by simplifying network architectures.
Strategy
Our goal is to be the preeminent provider of high-performance transport technologies and solutions that enable our customers to cost-efficiently scale network capacity and launch new services in response to increasing end-user bandwidth demand. Key aspects of our strategy include:
•Leveraging our U.S.-based optical semiconductor fab and packaging capabilities and vertically integrated solutions to deliver lowest total cost network solutions. We will continue to provide our customers with differentiated value by leveraging our vertically integrated optical engine. Our strategy is to continue to evolve our unique optical technology with higher speed and increasingly efficient capabilities, integrating our vertically integrated optical engines across a broad range of our open optical networking systems and expanding our addressable market with a suite of with vertically integrated subsystem and coherent optical pluggable solutions.
•Driving cost structure optimization and achieving cost advantages of scale. Leveraging scale as part of our vertical integration strategy, which includes integration of our optical engine across our broad portfolio of systems and subsystems, enables us to achieve cost advantages and cost structure efficiencies that enhance our ability to continue to invest in research and development in our optical engine and end-to-end portfolio, as well as drive profitability. In particular, we believe our vertically integrated in-house optical semiconductor manufacturing capabilities serve as a competitive advantage from a technology and supply chain perspective and enable a lower cost structure and higher profitability.
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
•Delivering a superior customer experience. Our success will continue to be driven by our commitment to providing a superior experience to all customers. In addition to product delivery capability that efficiently and predictably delivers innovative technology and high-quality products to market, we bring value to our customers by providing differentiated capabilities that include usage-based bandwidth provisioning, service agility and ease-of-use that accelerates time-to-revenue. Additionally, our global customer services team is committed to making our customers successful by providing the highest quality support services that help our customers deploy, operate and maintain their networks. We believe our technology leadership combined with our ability to provide the most reliable products and a differentiated customer experience contribute to customer success and represent major differentiators.
•Utilizing software-driven automation to deliver differentiated solutions. We believe we lead the industry in ease-of-use and automation, both integrated into our system and sub-system designs and facilitated by our software capabilities. We continue to invest in our differentiated technologies, including enhancing capabilities of Instant Bandwidth offerings and introducing automation and programmability capabilities. Additionally, based on our customers’ desire for open networking solutions, we have introduced new cloud-based software capabilities designed to streamline and simplify operations of multi-vendor optical networks. This includes the addition of open APIs in our networking platforms and intelligent coherent optical pluggable management capabilities.
Customers, Products and Services
Our customer verticals include:
•Tier 1 carriers for domestic and international networks;
•Tier 2 and Tier 3 carriers;
•ICP and cloud providers;
•cable providers and Multiple System Operators ("MSOs");
•wholesale carriers;
•submarine network operators;
•utilities;
•large enterprise customers;
•research and education institutions;
•government entities; and
•third-party network equipment manufacturers.
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
We sell our products to end-user customers and third-party network equipment manufacturers via a direct sales force and through indirect channel partners. One customer accounted for approximately 11% of our revenue in fiscal years 2022 and 2020. No customer accounted for 10% or more of our revenue in fiscal year 2021. For the years ended December 31, 2022 and December 25, 2021, our top ten customers accounted for approximately 48% and 42% of our total revenue, respectively.

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
We believe one of our key differentiating capabilities is our deep vertical integration of high-end optical technology, including optical semiconductors. We have a world-class team of scientists and engineers that is responsible for driving the opto-electronic innovations that are integrated into our coherent transport solutions. Core engineering disciplines include coherent application-specific integrated circuit ("ASIC")/DSP design, PIC design and manufacture, analog ASIC design, advanced packaging design and manufacture, and holistic co-design, including the RF interconnect. Our experts have achieved many industry firsts, including the first large-scale PIC, the first coherent PIC, the first commercial super-channels, the first Nyquist subcarriers, and the first point-to-multipoint coherent technology. Additional innovation highlights include soft-decision forward error correction gain sharing techniques and long-codeword probabilistic constellation shaping. These innovations are the foundation for the superior reach performance of our 1.6 Terabit per second ("Tb/s")-capable ICE6 optical engine and our industry-first point-to-multipoint technology. They have resulted in Infinera setting numerous industry records for optical transmission.
Financially, we believe our in-house developed technology approach coupled with our unique monolithic InP semiconductor technology enables improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies and greater functional integration. These advantages also allow us to develop new technologies and solutions that offer our customers innovative ways to solve their business needs.
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
Compact Modular Platforms
Infinera Cloud Xpress Family
The Infinera Cloud Xpress Family is designed to meet the varying needs of ICPs, communication service providers, internet exchange service providers, enterprises and other large-scale data center operators. The first generation of the Cloud Xpress has a 500 Gb/s DWDM super-channel output in 2 rack units ("RUs"). Our second generation, the Cloud Xpress 2, released in June 2017, leverages the ICE4 optical engine, and has a 1.2 Tb/s super-channel output in 1RU. These platforms are designed with a rack-and-stack form factor and utilize a software approach that enables them to easily plug into existing cloud provisioning systems using open software defined networking ("SDN") APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
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
Infinera XT Series
The Infinera XT Series of compact, open and disaggregated platforms, powered by our ICE4 optical engine, delivers up to 2.4 Tb/s of line-side capacity for metro, DCI, regional and long-haul networks in compact

1RU and 4RU form factors, with ultra-long-haul and submarine reach. These platforms are designed to power cloud scale network services over metro, DCI, long-haul and subsea networks.
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
Infinera FlexILS Open Optical Line System
The Infinera FlexILS open optical line system connects various Infinera and third-party terminal equipment platforms over long-distance fiber optic cable while providing switching, multiplexing, amplification and management channels. The FlexILS solution is designed to support over 50 Tb/s of fiber capacity when used with the Infinera platforms over extended C-band and L-band. The FlexILS supports ROADM functionality with a flexible grid architecture and provides unconstrained optical switching by eliminating the restrictions of fixed wavelengths by port or direction. This platform is designed to provide open APIs interfacing with SDN control for multi-layer switching when combined with other platforms featuring DWDM, optical transport network ("OTN") and packet switching.
Packet-Optical Platforms
Infinera 7090 Series
The Infinera 7090 Packet Transport Platforms provide both Multiprotocol Label Switching Transport Profile ("MPLS-TP") and Carrier Ethernet-based options, addressing applications including business Ethernet services, migration from TDM to packet, and residential and mobile backhaul. The 7090 Series includes MPLS-TP platforms with capacities ranging from 5 Gb/s to 960 Gb/s and Carrier Ethernet-based platforms that provide a range of compact gigabit Ethernet (“GbE”) and 10 GbE access devices.
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
Coherent Optical Subsystems
ICE-X Coherent Pluggable Optics
ICE-X is a suite of coherent pluggable optics designed to seamlessly address point-to-point (including ZR+) and point-to-multipoint transport applications from the network edge to the core. The suite of vertically integrated ICE-X coherent optical pluggables will offer network operators the performance, scale, efficiency, and manageability critical to infrastructure support for the delivery of differentiated 5G, enhanced broadband, and next-generation cloud and business services. ICE-X coherent optical pluggables will support a range of transport rates, including 800 Gb/s, 400 Gb/s and 100 Gb/s, and utilize industry-standard form factors to enable ease of deployment in a wide variety of networking elements. These networking elements include optical transport platforms, compact modular platforms, routers, switches, servers and mobile radio units. Customers for Infinera’s suite of ICE-X coherent optical pluggables include communications service providers, ICPs, enterprises and third-party network equipment manufacturers.
Software
Transcend Software Suite
Leveraging cloud-native technologies and SDN principles, the Infinera Transcend Software Suite is a comprehensive software platform that provides automation capabilities designed to help network operators reduce operational costs, optimize network assets, speed time to revenue, and maximize network and service availability. Our programmable Transcend Network Management System ("NMS") provides full end-to-end network and service management across multiple technologies and equipment vendors, while the Transcend Controller enables new, efficient, and innovative applications for network control and automation, extracting the most value out of packet optical networks.
Open Optical Networking Software
The Transcend Software Suite also includes software tools and applications that enable network operators to simplify the management of multi-vendor optical networks and leverage best-in-class technology from any number of suppliers in an open network environment. As part of this toolkit, Transcend Open Wave Manager makes it operationally simple to deploy, operate, and troubleshoot open wavelengths and our Intelligent Pluggables Manager brings the holistic, end-to-end optical networking operational capabilities of DWDM transponders to intelligent pluggable optics in any network platform.
System Software
Our networking platforms and ICE-X coherent optical pluggable solutions include system software designed to maximize reliability and streamline automation. This software controls all aspects of system operations, including command processing, system security, policy management, fault monitoring, and alarm reporting. Our system software is designed to be field upgradable, with minimal impact on customer traffic.

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
Some of our competitors have substantially greater name recognition, technical, financial, sales and marketing resources and may be perceived by our customers and suppliers to have greater financial stability, and better-established relationships with potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
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
Direct Sales Force. Our sales team sells directly to service providers worldwide and is organized geographically around the following markets: (i) United States and Canada (“North America”); (ii) Latin America and South America (“LATAM”); (iii) Europe, Middle East and Africa (“EMEA”); and (iv) Asia Pacific and Japan (“APAC”). Within each geographic area, we maintain specific teams or personnel that focus on a particular region, country, customer or market vertical. We believe that we will need to further invest in the growth of our direct sales force to compete effectively against our competitors that have built long-standing relationships with some of our prospective and existing customers.
Indirect Sales Force. We employ business consultants and resale and logistics partners to assist in our sales efforts. These partners have deep knowledge of regional business practices and strong relationships with key local operators. We expect to work with business partners to assist our customers in the sale, deployment and maintenance of our systems and have entered into distribution and resale agreements to facilitate the sale and support of our products.
Marketing and Product Management. Our product management team is responsible for defining the product features and go-to-market plan required to maximize our success in the marketplace. Product management supports our sales efforts with product and application expertise. Our corporate marketing team works to create demand for our products by communicating our value proposition and differentiation through direct customer interaction, public relations, attendance at trade shows and other events, as well as internet programs and other marketing channels.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have a team of engineers with expertise in various fields, including photonic integrated circuits, components, systems, sub-systems and software. Our research and development efforts are currently focused in San Jose, California; Allentown, Pennsylvania; Annapolis, Maryland; Bangalore and Ahmedabad, India; Kanata, Canada; Stockholm, Sweden; Munich, Germany; Lisbon, Portugal; and Shanghai, PRC. We utilize a mix of internal resources and supplement our staffing with development personnel provided by third parties on a contract basis. We have invested significant time and financial resources into the enhancement of existing products and the development of new products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are investing in leveraging our vertical integration capabilities across a broader portion of our platforms. We are also working to develop new generations of optical engines at a faster cadence than we have historically in order to bring new products to market more rapidly and meet evolving customer demands. We believe these efforts will enhance our competitiveness in the markets we currently serve and also allow us to address adjacent markets to fuel our future growth.
Human Capital
Integrity, trust, mutual commitment and respect for diversity are core Infinera values – values brought to life by our talented, diverse, and dedicated global workforce. Employee health and safety are also cornerstones of our human capital management. Our goal is to continuously improve employee engagement as we strive to build and maintain a culture of human connection, individual responsibility and mutual integrity. As of December 31, 2022, we had 3,267 employees, with 2,018 of those employees located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils or collective bargaining agreements, as required by local laws or customs. We have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.
Diversity, Equity and Inclusion
At Infinera, we strive to create an inclusive culture, as reflected in the way we treat each other, the way we respect our differences across our global workforce, and how we conduct business with our customers and partners around the world. We believe that our culture of inclusion and belonging enables us to leverage the strengths of our people to exceed customer expectations and growth objectives. Our global diversity, equity, and inclusion (“DEI”) engagement committee drives our key DEI initiatives, which include training and development, employee resource groups (“ERGs”), and recruiting and retention strategies.
In 2020, we launched Infinera ALL-In, an employee-led, executive-sponsored, company-wide effort to promote, facilitate and support sustainable DEI efforts. ALL-In is sponsored by our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Human Resources Officer ("CHRO"), and led by other executives and employee leaders from each region in which we have employees and do business. ALL-In has contributed to our inclusive culture, raised awareness and fostered meaningful dialogue, and helped guide the overall development of our DEI initiatives.
In 2021, we expanded our DEI global team with the addition of local DEI representatives at our major sites who are helping to develop, support, and scale our DEI initiatives and employee engagement activities at the local level. In 2022, we invested in fostering a more inclusive work environment. In the U.S., we have commenced partnerships with non-profits and historically black colleges and universities to increase our pipeline of diverse talent. In our larger sites globally, we provide training on inclusive hiring and are posting roles on platforms and job boards targeted at diverse talent pools enabling greater access to diverse talent.
Employee engagement is critical to building a unified and global culture that values local needs and perspectives. To foster inclusion and promote these efforts, we support several ERGs, including African Descent/Black at Infinera, Latin America, and Women at Infinera ("WIN").
WIN works to provide our female employees with access to conferences, networking events and other prominent engagements in the technology industry, as well as to support greater opportunities for career growth, internships, and leadership. In 2022, we continued to expand WIN activities and participation, including the introduction of our mentoring program, the formation of subcommittees, and a speakers’ program addressing topics including development, recruitment and retention of women. In various locations, employees have also partnered with local nonprofits and schools to encourage female students to pursue STEM careers.
In 2022, we continued to provide DEI training for our global employee base. Training topics are focused on global diversity, employees' roles in workplace diversity and related matters. Recruiters and managers participate in training on topics such as ensuring a diverse applicant pool and overcoming unconscious bias in the workplace and in interviews.
In addition, we launched a global employee survey in 2022 which included questions on DEI matters. The positive results and constructive feedback from this survey will enable us to accelerate program development to advance DEI progress at Infinera.
As of December 31, 2022, women represented 19% of our global employees and minorities represented approximately 37% of our U.S. workforce.

Compensation, Benefits and Well-being
Our goal is to incentivize our talented employees with a total compensation package that is market-competitive as validated through independent data sources. Our total compensation for eligible employees includes base salary, bonuses and equity awards. We intend to maintain ongoing competitiveness for attracting and retaining talent. We continuously improve our human resources information systems for workforce data collection, monitoring, and reporting, and expect that this will allow us to improve our understanding of compensation equity around the globe to ensure fair pay. We also seek to provide market-competitive benefits as part of our total reward structure for all employees around the globe and their dependents. In 2022, we conducted a global gender-based pay equity assessment and a race-based pay equity assessment in the U.S. to support consistency and equity in our pay practices.
We have also invested in creating physically safe work environments for our essential on-site workforce, which is important given our status as a critical infrastructure business with manufacturing facilities in the U.S. and research and development sites in several countries. To advance these efforts, we have a global leadership team comprised of local site leaders that meets regularly to support compliance with all local and international guidelines and establishes best practices at every site. We are committed to providing employees with a healthy and safe work environment by striving to prevent accidents and improve workplace conditions, and continuously working to improve our processes and performance. Our health and safety programs emphasize personal accountability, professional conduct, and regulatory compliance, while our culture fosters a sense of proactivity, caution, empathy and communication.
In the U.S., we have also continued to support COVID-19 testing for essential on-site employees at no cost to employees. We also provide paid leave to employees who contract COVID-19, which in many cases is beyond what is required by local laws.
We have also continued to emphasize employee well-being. For example, in the U.S., the Employee Assistance Program benefit includes mental health counseling for help with personal issues, childcare and eldercare referrals, financial coaching, legal consultation and wellness tools. Employees are provided medical, dental, vision, long-term and short-term disability, and life insurance, and employees covered under our health insurance have access to various wellness programs. Employees are provided paid parental leave as new parents (birth or adoption). Eligible employees are also qualified to receive unlimited flexible time off. We also provide training on matters such as working effectively with teams in a remote environment and making meetings more effective.
Growth and Development
We believe that transparency and integrity help foster a culture of professional growth. We continuously evolve our approach to employee communication, from a company-wide perspective to functional communication to smaller team meetings, all the way to one-on-one discussions. With that in mind, we encourage our employees to share candid feedback about working for our company through feedback channels, including employee surveys and on public forums such as Glassdoor.com. Our management utilizes this feedback as we work to consistently improve our employee experience.
We have also expanded our WIN mentorship program to become a global mentorship program to empower all employees within Infinera to advance their careers and realize their full potential. By facilitating mentor-mentee relationships, this program provides a unique opportunity for reflection, self-examination, and the development of practical skills for mentees while simultaneously providing mentors with fresh perspectives, insights, opinions and an opportunity to have a direct hand in the development of future leaders.
Experiential learning is powerful in career development, which is why we provide global job-based learning opportunities including cross-functional transfers and expanded roles. Education also enables the advancement of our DEI initiatives, which is one of our core values and a continued area of focus for us. In 2022, we also significantly expanded our learning and development initiatives, including the rollout of a scalable, multi-language e-learning platform that enables the proliferation of global, diverse and professional education.

Manufacturing
We have invested significant time and capital to develop and improve the manufacturing processes we use to produce and package our products. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our products in California and Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, our manufacturing processes have been developed over many years and are protected through a combination of patents, trade secrets and contractual protections. We believe that the investments we have made towards the manufacturing and packaging of our products provide us with a significant competitive advantage. We also believe that our current manufacturing facilities, including our fabrication facility for our PICs in California and our module manufacturing facility in Pennsylvania, can accommodate an increase in production capacity as our business continues to grow.
We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble products according to our specifications and bills of material. For elements of our business where we outsource, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently use three contract manufacturers in several different countries, including Thailand, Malaysia, China, Mexico and Hungary, and we maintain the capability to transfer select manufacturing activities to U.S. qualified factories of three electronic manufacturing services partners.
We expect all suppliers to comply with our Supplier Code of Conduct, which addresses the rights of workers to safe and healthy working conditions, environmental responsibility, and compliance with applicable laws.
Backlog
Our backlog represents purchase orders received from customers for future product shipments and services to be provided in future periods. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, purchase orders may be canceled without penalty. Orders in backlog may be fulfilled several quarters following order receipt and may relate to multi-year support service obligations. As a result, we believe that backlog should not be viewed as an accurate indicator of future operating results for any particular period. A backlogged purchase order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.
Intellectual Property
Our innovative software and optical engine technologies, including our PIC, DSP, module and related technologies, are foundational to our products and we believe they are highly valued by our customers and provide us with a competitive advantage.
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
As of December 31, 2022, we held 1,054 U.S. patents and 497 international patents expiring between 2023 and 2042, and held 177 U.S. and 116 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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

For example, we are currently involved in litigation for alleged patent infringement. See the information set forth under the heading “Legal Matters” in Note 13, Commitments and Contingencies, in Part II, Item 8 for additional information regarding such litigation. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or could include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.
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
We license some of our software pursuant to agreements that impose restrictions on our customers’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and assignment of intellectual property agreements with our employees and consultants that acknowledge our exclusive ownership of all intellectual property developed by the individual within the scope of and during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. We also rely on contractual rights to establish and protect our proprietary rights in our products.
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

Information about our Executive Officers
    Our executive officers and their ages and positions as of December 31, 2022, are set forth below:

Name	Age	Position
David W. Heard	54	Chief Executive Officer and Director
Nancy L. Erba	56	Chief Financial Officer
David L. Teichmann	66	Chief Legal Officer and Corporate Secretary
Nicholas R. Walden	51	Senior Vice President, Worldwide Sales
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
Nancy L. Erba has served as our Chief Financial Officer since August 2019 after joining us as Senior Vice President, Strategic Finance earlier in the same month. Prior to joining us, from September 2016 to March 2019, Ms. Erba served as Chief Financial Officer of Immersion Corporation, a leader in touch feedback technology. From February 2015 to October 2015, Ms. Erba was Vice President, Financial Planning and Analysis of Seagate Technology plc, a data storage company. Prior executive roles at Seagate Technology include Division CFO and Vice President of Finance for Strategic Growth Initiatives from 2013 to 2015; Vice President, Business Operations and Planning from 2009 to 2013; Division CFO and Vice President of Finance of the Consumer Solutions Division from 2008 to 2009; and Vice President, Corporate Development from 2006 to 2008. Ms. Erba currently serves on the board of directors of PDF Solutions, Inc., a software and engineering services company. Ms. Erba holds an M.B.A. from Baylor University and a B.A. in mathematics from Smith College.
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
•The effects of the COVID-19 pandemic or other public health concerns could have a material adverse effect on our business, manufacturing operations and results of operations.
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
•Any acquisitions or strategic transactions that we undertake could disrupt our business and harm our financial condition and operations.
•Actions that we are taking or may in the future take to restructure our business may not be as effective as anticipated and may have negative consequences.
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
•We may issue additional shares of our common stock in connection with conversions of the 2024 Notes, the 2027 Notes and the 2028 Notes.
•The fundamental change provisions of the 2024 Notes, the 2027 Notes and the 2028 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
•The Capped Calls (as defined below) may affect the value of the 2024 Notes and our common stock.
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
•A portion of our revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges and risks.
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
•Exclusive forum provisions in our bylaws will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
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
•the price, quality, timing of delivery and availability of key components from suppliers, including any price or shipping cost increases or delays in the supply of components that may result from supply disruptions as well as impacts due to consolidations amongst our suppliers;
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
•our ability to manage manufacturing costs, maintain or improve quality, and increase volumes and yields on products manufactured in our internal manufacturing facilities;
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
•the impact of a significant natural disaster or public health emergency, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and
•general economic, market and political conditions in domestic and international markets, including those related to any policy changes by the federal government or by the presidential administration in the United States, and other factors beyond our control, including the ongoing effects of continuing inflation, rising interest rates and the COVID-19 pandemic and related response measures.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions, rising borrowing costs, inflation, customer-specific supply chain issues, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
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
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our optical engines as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, which are subject to these development risks. In addition, unexpected intellectual property disputes, inability to obtain licenses to utilize third party development tools or other intellectual property on commercially acceptable terms, failure of critical design elements, limited or constrained engineering resources, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we do not develop and successfully introduce or enhance products in a timely manner, including the successful development of our next generation optical engine, our competitive position will suffer.
As we transition customers to new products, we face significant risk that our new products may not be accepted by our current or new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. In addition, the sale of new products may result in the cannibalization of sales for existing products, which may harm our results of operations. We could also incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers. Any delays in the introduction of new components that we are developing for use in our other products as part of our vertical integration strategy may also prevent us from realizing the anticipated cost savings of such development. This may negatively impact our gross margins and harm our business and operating results.
Supply chain and logistics issues, including delays, shortages, components that have been discontinued and increased costs, and our dependency on sole source, limited source or high-cost suppliers, could harm our business and operating results.
We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions that began in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages, components that have been discontinued and increased costs. These supply disruptions have negatively impacted our revenue and our results of operations. For example, shortages of certain key components have adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. The global supply chain for components for our products, especially for semiconductor components, continues to experience shortages, longer lead times and increased costs. These shortages, delays and increased costs are expected to continue throughout 2023. We cannot predict with certainty the scope, magnitude or duration of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional or long-term purchase commitments with our suppliers or by holding higher levels of inventory, could negatively impact our financial results if we do not accurately forecast customer demand or if our customers change their purchasing patterns in response to the evolving supply chain environment. Further, the lead times required for these mitigation efforts may not allow us to meet increased customer demand in a timely manner.
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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product and engineering costs and deployment delays that could harm our business and customer relationships. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. For example, during 2022, several of our materials suppliers with manufacturing facilities near Shanghai, China were affected by COVID-19-related quarantines, which have since been lifted. At certain times, these quarantines led to delayed shipments to certain of our contract manufacturers, which subsequently constrained the ability of these contract manufacturers to supply certain components to us on a timely basis. In addition, disruptions to global macroeconomic conditions may make it more difficult for us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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

The level of competition and pricing pressure tend to increase when competing for large or high-profile opportunities or during periods of economic weakness when there are fewer network build-out projects. If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand their aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders or we could be required to reduce our prices to compete in the market.
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
Some of our competitors have substantially greater name recognition and technical, financial, sales and marketing resources. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels or have the ability to provide financing to customers, which could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and could, therefore, have an inherent advantage in selling products to those customers.
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
The development and production of products with high technology content is complicated and often involves problems with hardware, software, components and manufacturing methods. Complex hardware and software systems that are built with and include increasingly sophisticated technology, such as our products, can often contain undetected errors or bugs when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of components from our suppliers that are either faulty or do not meet our product specifications, and performance issues related to software updates. From time to time, we have had to replace certain components or provide software remedies or other remediation in response to errors or bugs, and we may have to do so again in the future. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may also suffer degradation of performance and reliability over time.
If reliability, quality, security or network monitoring problems develop, a number of negative effects on our business could result, including:
•reduced orders from existing customers;
•declining interest from potential customers;
•delays in our ability to recognize revenue or in collecting accounts receivables;
•increased costs associated with fixing hardware or software defects or replacing products;
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as supply chain disruptions affecting our customers or us. For example, in 2022, we experienced project delays due to incomplete customer readiness and the unavailability of certain customer resources and customer-furnished material required for project implementation. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.

The effects of the ongoing COVID-19 pandemic and other future public health concerns could have a material adverse effect on our business, manufacturing operations and results of operations.
While the effects of the COVID-19 pandemic have been decreasing, it has caused disruptions to our business and operations and could have a material adverse effect on our business and results of operations in the future. For example, the imposition of shelter-in-place or similarly restrictive work-from-home orders during the COVID-19 pandemic has in the past impacted, and could again impact, many of our offices and employees, and many of our employees continue to work remotely or in hybrid work environments. As a result of the public health and safety measures during the COVID-19 pandemic, we at times temporarily closed or substantially limited the presence of personnel in some of our offices, implemented travel restrictions and modified our participation in various industry events. Our flexible approach to work arrangements and related policies continues to evolve.
The COVID-19 pandemic has also at times contributed to delays in certain operational processes and it may again impact our operational processes. We have experienced disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. Some of these disruptions negatively impacted our revenue and our results of operations.
The impact of the COVID-19 pandemic and other future public health concerns on our business and results of operations in the future remains uncertain and is dependent in part on infection, morbidity and disability rates, the emergence of new viruses, the continued effectiveness and availability of vaccinations, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 or other infections or quarantines among our employees and service providers, or if we face continued supply chain disruption or curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources in the future due to the effects of the COVID-19 pandemic or other public health concerns, and their impacts on our customers, suppliers, third-party service providers and capital markets.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom will be approaching retirement age in the next decade and many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must also hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to a strong labor market with a competitive wage environment and attrition. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to identify, attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the year ended December 31, 2022, our top ten customers accounted for approximately 48% of our total revenue and one customer accounted for 11% of our total revenue. For 2021, our top ten customers accounted for approximately 42% of our total revenue and no customer accounted for 10% or more of our revenue. For 2020, our top ten customers accounted for approximately 43% of our total revenue and one customer accounted for 11% of our revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new large customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
In addition, global economic conditions may affect the network spending, procurement strategies, or business practices of our key customers. If any of our key customers experience a loss in revenue due to weakening economic conditions, public health crisis, their corporate borrowing costs being materially impacted by rising interest rates, or other adverse occurrences, they may reduce or delay capital spending generally or with respect to our products, which could materially adversely affect our business and results of operations.
The manufacturing process for our optical engine and the assembly of our finished products are complex. The partial or complete loss of any of our manufacturing facilities, a reduction in yields of our PICs or an inability to scale capacity to meet customer demands could harm our business.
The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products are complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products was fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it could severely limit our ability to sell our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, a public health crisis like the COVID-19 pandemic, work stoppage or otherwise, for any extended period of time, could cause our business, financial condition and results of operations to be harmed.
Minor deviations in the PIC manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. In the past, we have had significant variances in our PIC yields, including production interruptions and suspensions, and may in the future have continued yield variances, including additional interruptions or suspensions. Lower than expected yields from our PIC manufacturing process or defects, integration issues or other performance problems in our products could limit our ability to satisfy customer demand requirements and could damage customer relations and harm our business, reputation and operating results.
Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could also harm our relationships with our customers, our business and our results of operations.

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
In addition, our suppliers in the communications networking industry have recently continued to consolidate. For example, II-VI acquired Finisar in 2019 and then acquired Coherent in 2022. Supplier consolidation may lead to increased prices of components for our products, deployment delays or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.
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
The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed. We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors will continue to improve the performance of their existing products and introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must anticipate future customer requirements and continue to invest significant resources in research and development, sales and marketing, and customer support, and the investment demands may increase as the technology becomes more complex. If we do not anticipate these future customer requirements and invest in the technologies necessary to enable us to have and to sell the appropriate solutions, it may limit our competitive position and future sales, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to make these investments and we may not be able to make the technological advances necessary to be competitive.

If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs, including inventory write-downs or equipment write-offs, which would adversely affect our business and results of operations.
We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times vary significantly for materials and components, including ASICs, that we need to order for the manufacture of our products and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthened lead times for certain components, and we continue to see long lead times for certain components due to industry-wide supply chain challenges, which makes forecasting more challenging. We may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers as a result of longer lead times for components. In addition, we must manage our inventory to ensure we continue to meet our commitments as we introduce new products or make enhancements to our existing products.
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
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have sought and may continue to seek advantageous pricing, payment and other commercial terms. This may further impact our profitability if we are unable to recover through price increases passed along to these customers additional costs we have incurred from inflationary pressures to the supply chain or shipping and freight. We have also occasionally agreed and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. Continued inflation could decrease the profitability of customer contracts, particularly those with extended payment terms, that are not indexed to inflation. If we are compelled to agree to disadvantageous terms and conditions, unable to comply with such terms and conditions, or adapt our business model and operations to such terms and conditions, then our operating results will be negatively impacted.
Our sales cycle can be long and unpredictable, which could result in an unexpected revenue shortfall in any given quarter.
Our products can have a lengthy sales cycle, which can extend from six to twelve months and may take even longer for larger prospective customers. Our prospective customers conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our products. We incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. Supply chain disruptions have also at times lengthened, and may in the future lengthen, our sales cycle due to delays in the customer certification process for our products.
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
Any acquisitions or strategic transactions that we undertake could disrupt our business and harm our financial condition and results of operations.
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
•challenges in divesting assets and intellectual property without negatively affecting our retained business;
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
Actions that we are taking or may in the future take to restructure our business to cut costs and align our operating structure with current or future opportunities may not be as effective as anticipated and may have negative consequences.
We have incurred, and may in the future incur, substantial costs in connection with restructuring plans. Although these restructuring initiatives may be taken to improve our operating efficiency and to reallocate resources to align more closely with our evolving business model and current and future opportunities, they may not result in the benefits we anticipate. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational and litigation risks. Our past restructuring plans do not provide any assurance that we will realize anticipated cost savings or other benefits from any restructuring plans we implement. In addition, restructuring plans may have other consequences, such as attrition beyond any planned reductions in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Restructuring presents other significant potential risks such as the actual or perceived disruption of service or reduction in service standards to customers, loss of sales, the failure to preserve supplier relationships and diversion of management attention. In addition, as a result of these restructuring actions, our ability to execute on product development, address key market opportunities or meet customer demand could be materially and adversely affected. Further, any anticipated benefits from these restructuring initiatives may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. As a result, current or future restructuring plans may affect our revenue and other operating results.
Financial and Macroeconomic Risk Factors
We may be unable to generate the cash flow necessary to make anticipated capital expenditures, service our debt or grow our business.
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, service our debt or grow our business. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures, borrow additional funds or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation, which has continued in the U.S. and globally, can adversely affect us by increasing the costs of labor, supplies and other costs of doing business, and price increases within our supply chain have negatively affected our gross margin. In an inflationary environment, our ability to raise prices or add additional cost-recovery surcharges of a magnitude sufficient to match the rate of inflation, on a timely basis, may be constrained by customer resistance and competitive concerns, as well as industry-specific and other economic conditions, which would reduce our profit margins. Moreover, even if we seek to implement price increases in response to inflationary pressures, because of our long sales cycle, we may recognize increased costs as a result of inflation before we are able to recognize the benefits of any such price increases. We have experienced increases in the prices of labor, supplies and other costs of doing business and continued inflationary pressures could continue to adversely impact our profitability.
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

The COVID-19 pandemic created significant uncertainty in global macroeconomic conditions and capital markets, credit markets, and, in particular, supply chains continue to experience high levels of disruption, volatility and uncertainty. High inflation, along with other signs of economic disruption, has also contributed to adverse global macroeconomic conditions. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products.
Our customers may delay or cancel their purchases or increase the time they take to pay or default on their payment obligations due to a lack of liquidity in the capital markets, the continued uncertainty in the global economic environment or inflationary concerns, which could result in a higher level of bad debt expense and would negatively affect our business and operating results. In addition, currency fluctuations could negatively affect our international customers’ ability or desire to purchase our products.
A lack of liquidity and economic uncertainty may also adversely affect our suppliers or the terms on which we purchase products from these suppliers. These impacts could limit our ability to obtain components for our products from these suppliers and could adversely impact our supply chain or the delivery schedule to our customers. Suppliers could also require us to purchase more expensive components, or re-design our products, which could cause increases in the cost of our products and delays in the manufacturing and delivery of our products. Such events could harm our gross margin and harm our reputation and our customer relationships, either of which could harm our business and operating results.
If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of the Capped Calls, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued convertible senior notes due March 1, 2027 (the “2027 Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. In August 2022, we issued convertible senior notes due August 1, 2028 (the “2028 Notes” and, together with the 2024 Notes and the 2027 Notes, the “convertible senior notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing, or restructure existing debt, on favorable terms, or at all, and may be affected by the impacts on capital markets of global economic uncertainty and inflationary pressures. The terms of any additional financings or restructurings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
As of December 31, 2022, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $102.7 million, $200.0 million and $373.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited; and
•a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have stated the intention to pay the principal amount of each series of convertible senior notes in cash upon conversion or when otherwise due, such that we would not have those funds available for use in our business.
Our ability to meet our payment obligations under our debt instruments, including the convertible senior notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
Our international sales and operations subject us to additional risks that may harm our operating results.
Sales of our products into international markets continue to be an important part of our business. During 2022, 2021 and 2020, we derived approximately 45%, 53% and 54%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
New or continuing disruptions of the global supply chain or the manufacture of our customer’s components caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products or provide installation and maintenance services to our customers.
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the United States and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the year ended December 31, 2022, less than 1% of our revenue was derived from customers in Russia, and for the year ended December 25, 2021, approximately 1% of our revenue was derived from customers based in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
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
•changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements, including changes related to policy and other changes made by the federal government in the United States, other national governments or multinational bodies; and
•effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar compared to other currencies that could negatively affect our financial results and cash flows.
The concentration of the storage and distribution of our inventory primarily in one location in southeastern Asia increases the risks of our global operations. As a result, our operations are susceptible to local and regional factors in that area, such as accidents, system failures and weather conditions, natural disasters (including floods and earthquakes and related fires), and other unforeseen events and circumstances. Any significant interruption in the operations or availability of the storage and distribution facilities in which our inventory is held could lead to logistical and fulfillment issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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

The United States recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to repurchases of stock by U.S. corporations, including certain transactions with the Capped Calls. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The Council of the European Union has adopted this initiative for enactment by European Union member states by December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Any changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. This provision may materially increase our effective tax rate and reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits.
We may issue additional shares of our common stock in connection with conversions of the 2024 Notes, the 2027 Notes or the 2028 Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.
In the event that some or all of each series of convertible senior notes are converted and we elect to deliver shares of common stock to the extent permitted, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of any series of convertible senior notes we have issued could depress the market price of our common stock.
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
In connection with the issuance of the 2024 Notes, we entered into capped call transactions (the "Capped Calls") with certain financial institutions who are the option counterparties. The Capped Calls are expected generally to reduce or offset the potential dilution upon conversion of the 2024 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction or offset subject to a cap.
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes. This activity could also cause an increase or a decrease in the market price of our common stock.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Part II, Item 8, Note 13 under the heading “Legal Matters.”
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
We also incorporate free and open source licensed software into our products. Although we monitor our use of such open source software closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In addition, non-compliance with open source software license terms and conditions could subject us to potential liability, including intellectual property infringement or contract claims. In such events, we may be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished in a timely manner, any of which could adversely affect our business, financial condition and results of operations.
Security incidents, such as data breaches and cyber-attacks, could compromise our intellectual property and proprietary or confidential information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks and systems, including data related to our intellectual property and data related to our business, customers and business partners, which may be considered proprietary or confidential information. This sensitive data includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. Companies, especially in the technology industry, have been increasingly subject to a wide variety of security incidents, cyber-attacks, malicious activity, including ransomware, malware and viruses, and other attempts to gain unauthorized access and disrupt systems and the confidentiality, security, and integrity of information, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. In accordance with our flexible approach to work arrangements, many of our employees are working from home and accessing our corporate network via remote devices, which may be less secure than those used in our offices and thus could increase the potential for such events to occur.
While the secure maintenance of this information and the security of the systems used in our business are critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached or otherwise compromised due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or breaches and to prevent or mitigate damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, attack using ransomware or other malware, or any other unauthorized access to systems used in our business or unauthorized acquisition, disclosure, or other processing of our information or other information that we or our third-party vendors maintain or otherwise process could compromise our intellectual property, disrupt our operations, or result in loss of or unauthorized access to or acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of proprietary or confidential information. While we work to safeguard our internal networks and systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or incidents, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. For example, in

2021, we experienced a phishing attack that resulted in an immaterial loss. While they have not had a material effect on our business or our network security to date, security breaches or incidents involving access to or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, result in unauthorized acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of data, cause payments to be diverted to fraudulent accounts, or otherwise disrupt our operations. Security breaches or incidents, or any reports or perceptions that they have occurred, could cause us to incur significant costs and expenses to remediate and otherwise respond to any actual or suspected breach or incident, subject us to regulatory actions and investigations, disrupt key business operations, result in claims, demands, and liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any security incident or breach and to attempt to prevent future security incidents and breaches.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). The provisions of SOX require, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error. If we are unable to implement effective key operational controls around financial processes and successfully manage and monitor manual processes, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.
We are subject to various governmental export control, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our products are subject to U.S. and foreign export control laws and regulations that may limit where and to whom we are permitted to sell our products, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items or certain reporting requirements.
We have procedures in place designed to ensure our compliance with Trade Controls, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, or reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world. Although we have no knowledge that our activities have resulted in material violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.
In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. For example, the United States has imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales. Additionally, the U.S. government has levied controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and adding additional entities to restricted party lists. It remains unclear what additional actions, if any, will be taken by the governments of the United States or China with respect to such trade and tariff matters. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and results of operations.
We are subject to environmental regulations that could adversely affect our business.
We are subject to complex U.S. and foreign environmental rules and regulations or other social initiatives that impact how and where we manufacture our products. In particular, our manufacturing operations use substances that are regulated by various federal, state, local, foreign and international laws and regulations governing health, safety and the environment, including U.S. Environmental Protection Agency regulations and WEEE, RoHS and REACH regulations adopted by the E.U. From time to time, the E.U. restricts or considers restricting certain substances under these directives. For example, InP has been considered for restriction under RoHS. Any restriction of InP or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.
Regulations relating to environmental, social and governance matters, as well as customer and investor demands, may add operational complexity for us and may adversely affect our relationships with our customers, suppliers and investors.
There has been an increased focus on environmental, social and governance ("ESG") matters that affect companies globally, including by the SEC. A number of our customers have adopted, or may adopt, procurement policies that include environmental or social responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both, incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate ESG responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.

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
The laws, rules, regulations, standards and other actual and asserted obligations relating to privacy, data protection and cybersecurity to which we may be subject, or that otherwise apply to our business, are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning these matters in the United States, the E.U. and other jurisdictions. We cannot fully predict the impact of the GDPR, the PIPL, the CCPA, the CPRA or other laws or regulations, including those that may be modified or enacted in the future, or new or evolving industry standards or actual or asserted obligations, relating to cybersecurity, privacy, or data protection or processing on our business or operations. These laws, regulations, and standards have required us to modify our practices and policies relating to privacy, data protection, cybersecurity, and data processing, and to incur substantial costs and expenses in an effort to comply, and we expect to continue to incur such costs and expenses in the future and may find it necessary or appropriate to further modify our relevant practices and policies. Any actual or perceived failure by us or our customers, partners or vendors to comply with laws, regulations, or other actual or asserted obligations to which we are or are alleged to be subject relating to cybersecurity, privacy or data protection could result in claims, litigation, and regulatory investigations and other proceedings, as well as damage to our reputation. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our customer relationships, our market position, and our ability to attract new customers. Any of these could harm our business, financial condition and results of operations.
A portion of our revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
We currently sell many of our solutions to various government entities, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks, including risks related to a highly competitive, expensive, and time consuming sales process, which often requires significant upfront time and expense without any assurance that we will complete a sale. If we are successfully awarded a government contract, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual, or other legal rights to terminate contracts for convenience or due to a default. For purchases by the U.S. federal government, the government may require certain products to be made in, or be products of, the United States or other high-cost manufacturing locations, and all of our products may not be made in or products of jurisdictions that meet government requirements, and as a result, our business and results of operations may suffer. Contracts with government entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing.
Additionally, we may be required to obtain special certifications to sell some or all of our solutions to government or quasi-government entities. Such certification requirements for our solutions may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards before us, we may be disqualified from selling our products to such governmental entities, or be at a competitive disadvantage, which would harm our business, financial condition and results of operations. There are no assurances that we will find the terms for obtaining such certifications to be acceptable or that we will be successful in obtaining or maintaining the certifications.

As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, downward contract price adjustments or refund obligations, civil or criminal penalties, termination of contracts or suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, financial condition, results of operations, reputation and growth prospects.
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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in the United States and in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We sometimes leverage third parties to sell our products and conduct our business abroad. We or our employees, agents, representatives, business partners or third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will refrain from taking actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
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
•mergers and acquisitions by us, by our competitors or by our customers or suppliers;
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
An economic downturn, negative financial news, continued inflation, high interest rates, declines in income or asset values, market conditions, changes to fuel and other energy costs, and other economic factors, may lead to market volatility and associated uncertainty. In addition, if the market for technology stocks or the broader stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.
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
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware, is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim governed by the internal affairs doctrine. However, such exclusive forum provisions would not apply to any such claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction.
These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Events that are outside our control, such as natural disasters, violence or other catastrophic events, could harm our operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
    Not applicable.
ITEM 2.        PROPERTIES
Our headquarters are located in San Jose, California, which consist of approximately 82,000 square feet under lease. As of December 31, 2022, we leased approximately 57,000 square feet for research and development and manufacturing in Sunnyvale, California.
In addition to the leased buildings in San Jose and Sunnyvale, California, we also lease approximately 483,000 square feet of office spaces for research and development centers and for sales, service and support in various countries within (i) North America; (ii) LATAM; (iii) EMEA; and (iv) APAC.
All of these leases expire between 2023 and 2031. We also own a facility in Allentown, Pennsylvania. We intend to adjust our facility space to meet our requirements and we believe that suitable additional or substitute space will be available as needed to accommodate our business needs for our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.
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
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INFN.” As of February 14, 2023, there were 70 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 30, 2017 and its relative performance is tracked through December 31, 2022. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the Nasdaq Composite Index, and the Nasdaq Telecommunications Index

350
300
250
200
150
100
50
0
12/30/17
12/29/18
12/28/19
12/26/20
12/25/21
12/31/22
Infinera Corporation
Nasdaq Composite
Nasdaq Telecommunications

*Assumes $100 invested on December 30, 2017 in our common stock, in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the severity, magnitude, duration and effects of supply chain challenges and logistics issues; the extent to which the COVID-19 pandemic or other public health concerns and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives; any statements regarding our plans, strategies and objectives; the impact of new customer network footprint on our gross margin; our anticipated diversified customer base; our opportunities to grow revenue by driving adoption of new and existing solutions; expansion of our vertical integration capabilities across more of our product portfolio utilizing our ICE6 optical engine and related impacts on gross margin; cost management with investments in technology innovation; our go-to-market efforts globally to expand our customer reach and drive additional market share gains in the long term; future investments in our direct sales force; the portion of our future revenue attributable to direct sales; the effects of seasonal patterns in our business; the variable length of our sales cycle; factors that may affect our operating results; investments in research and development to support our strategy of expanding our vertically integrated product portfolio, including bringing new products to market quickly; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor, supplier or customer consolidation, or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements regarding our corporate culture; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements regarding restructuring of our business, acquisitions, or other strategic transactions; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the proliferation and impact of environmental regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a semiconductor manufacturer and global supplier of networking solutions comprised of networking equipment, optical semiconductors, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, coherent optical engines and subsystems, a suite of networking and automation software offerings, and support and professional services. Leveraging our U.S.-based compound semiconductor fab and in-house packaging capabilities, we design, develop, and manufacture industry-leading indium phosphide-based PICs for use in our vertically integrated, high-capacity optical communications products.

Our customers include operators of fixed and mobile networks, including telecommunications service providers, ICPs, cable providers, wholesale carriers, research and educational institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, IoT, business Ethernet services and DCI.
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using InP. This technology is used in telecommunications networks to transmit massive amounts of data and power, critical communications services like 5G, enhanced broadband, and high-capacity data center connectivity. We have made significant investments in our unique research, development, fabrication, and packaging facilities, including our optical compound semiconductor fab in Silicon Valley. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation of technology has made it possible to transmit information at a rate of 800 Gb/s using a single laser.
We support U.S. government efforts to advance and increase the domestic manufacturing base for semiconductors as a matter of economic and national security. Compound semiconductors – including those based in InP – are an important part of the domestic semiconductor industry and will enable the next-generation of leading-edge technologies. Domestic manufacturing is critical in order to reduce our reliance on foreign sources of compound semiconductor materials and components, which is essential to economic growth and to the security of our domestic communications infrastructure.
The large-scale integration of our PICs and advanced DSPs enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These solutions include features that customers care about the most, including reduced cost per bit, lower footprint and power consumption, and improved performance, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the core, 400 Gb/s in the metro, and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and a lower cost structure.
We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Coriant, a privately held global supplier of open network solutions for the largest global network operators. These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables designed to seamlessly address the rapidly growing market for point-to-point solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, highly differentiated, and vertically integrated coherent optical engines.
Our products are designed to be managed by a suite of software solutions that enable simplified network management and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network needs evolve.

We sell our products to end-user customers and third-party network equipment manufacturers via a direct sales force and through indirect channel partners.
We believe our systems and subsystems portfolios benefit our customers by providing a unique combination of highly scalable capacity and features that address access to core transport network applications and ultimately simplify and automate network operations. Our high-performance optical transport solutions leverage the industry shift to open optical network architectures and enable our customers to efficiently and cost-effectively meet bandwidth demand, which continues to grow 30% or more year-over-year.
Impact of COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic and actively assess potential implications to our business, supply chain, customer fulfillment sites, support operations and customer demand. We are also continuing to take appropriate measures to protect the health and safety of our employees and to create and maintain a safe working environment. While the effects of the COVID-19 pandemic have been decreasing, if the COVID-19 pandemic or its adverse effects become more severe or prevalent in the future or are prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business, or we experience more pronounced disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.
Financial and Business Highlights
    Total revenue was $1,573.2 million in 2022 as compared to $1,425.2 million in 2021, representing a 10% increase. The year-over-year increase in revenue was driven by the ramp of new products, particularly ICE6, and revenue growth in our ICP vertical in the United States and our other service provider vertical in the United States and APAC. This growth was partially offset by lower revenue from certain Tier 1 customers and each of our other service provider and ICP verticals in EMEA and in our cable vertical in the United States. In 2023, we anticipate benefiting from a diversified customer base and see several prospective opportunities to grow revenue by driving adoption of new and existing solutions. Our results will depend on overall market conditions and, as is typical, quarter-over-quarter revenue could be volatile, affected by, among other factors, customer buying patterns, supply chain disruptions and the timing of customer network deployments.
Gross margin decreased to 34% in 2022 from 35% in 2021. The year-over-year decrease in gross margin was primarily driven by higher costs related to component price increases, higher logistics and freight costs, and supply constrained manufacturing volumes, partially offset by quality initiatives and ongoing cost improvements. In this period, our margins benefited from improved product mix including increased revenue from vertically integrated products. In 2023, we intend to continue to expand our vertical integration capabilities across more of our product portfolio utilizing our ICE6 optical engine and expect to benefit from the partial relief of elevated supply chain costs, both of which should help drive continued gross margin improvement over time.
Operating expenses increased to $595.9 million in 2022 from $585.5 million in 2021, representing a 2% increase. This increase was primarily attributable to higher employee-related costs, costs related to bringing our new technologies to market and investments in future technologies. These increases were partially offset by lower restructuring costs and amortization of our acquired intangibles. In 2023, we intend to continue to balance prudent cost management with investments in technology innovation and our go-to-market efforts globally to expand our customer reach and drive additional market share gains in the long term.
One customer accounted for approximately 11% of our revenue in 2022. No customer accounted for over 10% of our revenue in 2021.
We primarily sell our products through our direct sales force, with the remainder sold indirectly through channel partners. We derived 76% and 77% of our revenue from direct sales to customers in 2022 and 2021, respectively. In the future, we expect to continue generating a majority of our revenue from direct sales.
We are headquartered in San Jose, California, with employees located throughout North America, LATAM, EMEA and APAC.

Results of Operations
A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to 2021 is presented below. A discussion regarding our financial condition and results of operations for our fiscal year ended December 25, 2021 compared to our fiscal year ended December 26, 2020 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, filed with the SEC on February 23, 2022.
The following tables set forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 31, 2022	% of total revenue	December 25, 2021	% of total revenue	Change	% Change
Revenue:
Product	$1,268,624	81%	$1,099,376	77%	$169,248	15%
Services	304,618	19%	325,829	23%	(21,211)	(7)%
Total revenue	$1,573,242	100%	$1,425,205	100%	$148,037	10%
Cost of revenue:
Product	$852,476	54%	$732,071	51%	$120,405	16%
Services	161,630	10%	174,008	12%	(12,378)	(7)%
Amortization of intangible assets	23,138	1%	19,621	1%	3,517	18%
Restructuring and other related costs	222	—%	1,531	—%	(1,309)	(85)%
Total cost of revenue	$1,037,466	66%	$927,231	65%	$110,235	12%
Gross profit	$535,776	34%	$497,974	35%	$37,802	8%

	Years Ended
	December 25, 2021	% of total revenue	December 26, 2020	% of total revenue	Change	% Change
Revenue:
Product	$1,099,376	77%	$1,045,551	77%	$53,825	5%
Services	325,829	23%	310,045	23%	15,784	5%
Total revenue	$1,425,205	100%	$1,355,596	100%	$69,609	5%
Cost of revenue:
Product	$732,071	51%	$751,465	55%	$(19,394)	(3)%
Services	174,008	12%	160,118	12%	13,890	9%
Amortization of intangible assets	19,621	1%	29,247	2%	(9,626)	(33)%
Acquisition and integration costs	—	—%	1,828	—%	(1,828)	(100)%
Restructuring and other related costs	1,531	—%	4,146	—%	(2,615)	(63)%
Total cost of revenue	$927,231	65%	$946,804	69%	$(19,573)	(2)%
Gross profit	$497,974	35%	$408,792	31%	$89,182	22%
Revenue
2022 Compared to 2021. Product revenue increased by $169.2 million, or 15%, in 2022 from 2021. This increase was driven by the ramp of new products, particularly ICE6, and growth in each of our ICP and other service provider verticals. This increase was partially offset by lower revenue from certain Tier 1 customers and continued supply constraints.
Services revenue decreased by $21.2 million, or 7%, in 2022 from 2021. This decrease was attributable to a decline in professional services revenue. This decline was primarily related to network installation delays, which were driven by customer readiness and supply constraints.
In line with typical seasonality in our industry, we expect our total revenue will be lower in the first quarter of 2023 as compared to the fourth quarter of 2022.
Revenue by geographic region is based on the shipping address of the customer. The following tables summarize our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 31, 2022	% of total revenue	December 25, 2021	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$870,282	55%	$663,808	47%	$206,474	31%
International	702,960	45%	761,397	53%	(58,437)	(8)%
	$1,573,242	100%	$1,425,205	100%	$148,037	10%
Total revenue by sales channel
Direct	$1,191,584	76%	$1,099,632	77%	$91,952	8%
Indirect	381,658	24%	325,573	23%	56,085	17%
	$1,573,242	100%	$1,425,205	100%	$148,037	10%

	Years Ended
	December 25, 2021	% of total revenue	December 26, 2020	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$663,808	47%	$630,422	47%	$33,386	5%
International	761,397	53%	725,174	53%	36,223	5%
	$1,425,205	100%	$1,355,596	100%	$69,609	5%
Total revenue by sales channel
Direct	$1,099,632	77%	$1,039,976	77%	$59,656	6%
Indirect	325,573	23%	315,620	23%	9,953	3%
	$1,425,205	100%	$1,355,596	100%	$69,609	5%

2022 Compared to 2021. Domestic revenue increased by $206.5 million, or 31%, in 2022 compared to 2021, driven primarily by increased revenue from each of our ICP and other service provider verticals, which was partially offset by decreased revenue from certain Tier 1 customers and our cable vertical.
International revenue decreased by $58.4 million, or 8%, in 2022 compared to 2021. In this period, EMEA revenue decreased in each of our other service provider and cable verticals and from certain Tier 1 customers, including from our suspension of operations in Russia. Our Other Americas revenue also decreased in our other service provider vertical during this period. This decline was partially offset by increased revenue in APAC in our other service provider vertical.
Direct revenue increased by $92.0 million, or 8%, in 2022 compared to 2021, driven primarily by increased revenue from each of our ICP and other service provider verticals which was partially offset by decreased revenue from certain Tier 1 customers.

Indirect revenue increased $56.1 million, or 17%, driven primarily by increased revenue from customers in each of our ICP and other service provider verticals who purchased through our indirect sales channel.
Cost of Revenue and Gross Margin
2022 Compared to 2021. Gross profit increased by $37.8 million, with gross margin decreasing to 34% in 2022 from 35% in 2021. The gross margin decrease was primarily driven by higher costs related to component price increases, higher logistics and freight costs, and supply constrained manufacturing volumes, partially offset by ongoing cost improvement and quality initiatives. In this period, our margins benefited from improved product mix including increased revenue from vertically integrated products as well as reductions in restructuring costs. In 2023, we intend to continue to expand our vertical integration capabilities across more of our product portfolio utilizing our ICE6 optical engine and expect to benefit from the partial relief of elevated supply chain costs, both of which should help drive continued gross margin improvement over time.
In any given quarter, gross margins can fluctuate based on a number of factors, including the mix of line system footprint versus capacity utilization, product mix, customer mix and overall volume.
Amortization of Intangible Assets
2022 Compared to 2021. Amortization of intangible assets increased by $3.5 million, or 18%, in 2022 from 2021. The increase was due to the shortened life of certain developed technologies resulting from us having exited certain product lines in the fourth quarter of 2021.
Restructuring and Other Related Costs
2022 Compared to 2021. Restructuring and other related costs decreased $1.3 million, or 85%, in 2022 from 2021 reflecting the substantial completion of our 2021 Restructuring Plan as well as the completion of our 2020 Restructuring Plan in 2022. See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on our restructuring plans.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 31, 2022	% of total revenue	December 25, 2021	% of total revenue	Change	% Change
Research and development	$306,188	19%	$299,894	21%	$6,294	2%
Sales and marketing	146,445	9%	138,829	10%	7,616	5%
General and administrative	118,602	8%	115,415	8%	3,187	3%
Amortization of intangible assets	14,576	1%	17,455	1%	(2,879)	(16)%
Acquisition and integration costs	—	—%	614	—%	(614)	(100)%
Restructuring and other related costs	10,122	1%	13,246	1%	(3,124)	(24)%
Total operating expenses	$595,933	38%	$585,453	41%	$10,480	2%

	Years Ended
	December 25, 2021	% of total revenue	December 26, 2020	% of total revenue	Change	% Change
Research and development	$299,894	21%	$265,634	20%	$34,260	13%
Sales and marketing	138,829	10%	129,604	10%	9,225	7%
General and administrative	115,415	8%	112,240	8%	3,175	3%
Amortization of intangible assets	17,455	1%	18,581	1%	(1,126)	(6)%
Acquisition and integration costs	614	—%	13,346	1%	(12,732)	(95)%
Restructuring and other related costs	13,246	1%	24,586	2%	(11,340)	(46)%
Total operating expenses	$585,453	41%	$563,991	42%	$21,462	4%
The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Research and development	$23,553	$18,554	$16,863
Sales and marketing	13,311	12,345	10,907
General and administration	14,666	12,985	13,906
Total	$51,530	$43,884	$41,676
Research and Development Expenses
2022 Compared to 2021. Research and development expenses increased by $6.3 million, or 2%, in 2022 from 2021. The increase was primarily attributable to higher employee-related expenses, material costs, and equipment costs related to bringing our new technologies to market and investments in future technologies. These costs were offset by lower facility costs due to site optimization and lower depreciation related to legacy technologies. In 2023, we expect to make additional targeted innovation investments in research and development to support our strategy of expanding our vertically integrated product portfolio, including bringing new products to market quickly.
Sales and Marketing Expenses
2022 Compared to 2021. Sales and marketing expenses increased by $7.6 million, or 5%, in 2022 from 2021. This increase was driven by higher employee-related expenses including higher commissions and other costs, increased travel as COVID-related restrictions eased, and higher marketing costs related to the resumption of in-person trade shows partially offset by lower facility costs and spending on trial equipment. In 2023, we plan to increase investments in our go-to-market efforts globally to expand our customer reach and drive additional market share gains in the long term.
General and Administrative Expenses
2022 Compared to 2021. General and administrative expenses increased by $3.2 million, or 3%, in 2022 from 2021. The increase was attributable to higher employee-related expenses, outside professional fees, and indirect tax expenses partially offset by lower litigation settlement costs.
Amortization of Intangible Assets
2022 Compared to 2021. Amortization of intangible assets decreased by $2.9 million in 2022 from 2021. The decreases were largely due to lower amortization of the value of customer relationships and backlog intangibles. Customer relationships and backlog intangibles are amortized over the expected customer lives.
Acquisition and Integration Costs
2022 Compared to 2021. Acquisition and integration costs decreased by $0.6 million in 2022 from 2021 primarily due to the completion of our integration efforts related to the Acquisition in the first quarter of 2021.
Restructuring and Other Related Costs
2022 Compared to 2021. Restructuring and other related costs decreased by $3.1 million in 2022 compared to 2021. The decrease was primarily due to lower severance and other related expenses and asset impairment charges, partially offset by lease-related impairment charges incurred for various sites. See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on our restructuring plans.
Other Income (Expense), Net

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(In thousands)
Interest income	$893	$455	$118
Interest expense	(26,015)	(49,099)	(46,728)
Gain on extinguishment of debt	15,521	—	—
Other gain (loss), net	14,247	(22,667)	1,121
Total other income (expense), net	$4,646	$(71,311)	$(45,489)

2022 Compared to 2021. Interest income was immaterial.
Interest expense decreased by $23.1 million in 2022 compared to 2021, primarily due to the adoption of ASU 2020-06, which resulted in the elimination of the debt discounts for our convertible senior notes that were amortized to interest expense over their contractual terms prior to its adoption, offset by the write off of unamortized deferred debt issuance costs related to the asset-based revolving credit facility under the Prior Credit Agreement. See Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.

Gain on extinguishment of debt was $15.5 million in 2022 due to the partial repurchase of our 2024 Notes at a price that was below their par value. The gain includes and was reduced by the write-off of related deferred issuance costs of $3.5 million.
The change in other gain (loss), net, 2022 compared to 2021, was $36.9 million primarily due to an increase in unrealized foreign exchange gains driven by foreign currency exchange rate changes.
Provision for Income Taxes
We recognized an income tax expense of $20.5 million on a loss before income taxes of $55.5 million, $12.0 million on a loss before income taxes of $158.8 million, and $6.0 million on a loss before income taxes of $200.7 million in 2022, 2021 and 2020, respectively. The resulting effective tax rates were (37.1)%, (7.5)% and (3.0)% for 2022, 2021 and 2020, respectively. The 2022 and 2021 effective tax rates differ from the expected statutory rate of 21% based on our ability to benefit from our U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The increase in 2022 income tax provision compared to 2021 is mainly driven by an increase in income taxes and withholding taxes in certain non-U.S. jurisdictions where our local subsidiaries do not have carryforward losses to offset income.
During 2022, we implemented a realignment of our internal supply chain and customer facing entities. The new structure aligned and consolidated our intellectual property and the associated commercial risk and reward among the customer-facing entities in their internal supply chain and improved operational efficiency. The impact of this internal realignment is reflected in our tax provision for the year ended December 31, 2022.
Because of our U.S. operating loss in 2022, significant loss carryforward position, and corresponding valuation allowance in all years, other than separate filing state taxes, a few combined states and minimum taxes, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future may have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
Liquidity and Capital Resources

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(In thousands)

Net cash flow provided by (used in):
Operating activities	$(37,560)	$28,128	$(112,300)
Investing activities	$(46,053)	$(41,379)	$(39,009)
Financing activities	$82,346	$(101,544)	$334,162

	Years Ended
	December 31, 2022	December 25, 2021

	(In thousands)
Cash and cash equivalents	$178,657	$190,611
Restricted cash	10,546	11,910
	$189,203	$202,521
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.

Operating Activities
Net cash used by operating activities was $37.6 million for 2022, as compared to net cash provided by operating activities of $28.1 million for 2021 and net cash used by operating activities of $112.3 million for 2020.
Net loss for 2022 was $76.0 million, which included non-cash charges of $152.1 million such as depreciation, stock-based compensation, amortization of intangibles assets, operating lease expense, restructuring charges and related costs, and amortization of debt issuance costs, compared to a net loss of $170.8 million in 2021, which included non-cash charges of $193.8 million. Net cash used in working capital was $113.7 million in 2022. Accounts receivable increased by $69.0 million due to higher billings to customers and timing of collections. Inventory levels increased by $89.5 million due to our efforts to purchase more inventory to manage lead time challenges resulting from the industry-wide supply chain environment. Prepaid and other assets increased by $34.0 million primarily due to increase in contract manufacturer deposits and increase in customer contract assets. Accounts payable increased by $88.3 million primarily due timing of payments to suppliers. Accrued liabilities and other expenses decreased by $24.4 million primarily due to timing of payments of other compensation related expenses and decreased restructuring and tax liabilities. Deferred revenue increased by $15.1 million due to higher maintenance renewals during the period attributable to expanding our installed base. Maintenance contracts are typically contracted on an annual or multi-year basis.
Net loss for 2021 was $170.8 million, which included non-cash charges of $193.8 million such as depreciation, stock-based compensation, amortization of intangibles assets, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance costs, compared to a net loss of $206.7 million in 2020, which included non-cash charges of $206.2 million. Net cash provided by working capital was $5.1 million in 2021. Accounts receivable increased by $45.8 million due to higher billings to customers and timing of collections. Inventory levels increased by $28.0 million due to longer lead time on supply which required more inventory on hand and higher service inventory to meet customer service level agreements. Prepaid and other assets decreased by $0.4 million primarily due to timing of value-added tax and income tax payments and increase in customer contract assets. Accounts payable increased by $32.3 million primarily due timing of payments to suppliers. Accrued liabilities and other expenses increased by $39.3 million primarily due to accrual of 2021 corporate bonus, restructuring liabilities, tax liabilities, purchases of shares of our common stock under our 2007 Employee Stock Purchase Plan (the “ESPP”) in 2021 and no accrual for 2020 corporate bonus. Deferred revenue increased by $7.8 million due to higher maintenance renewals during the period attributable to expanding our installed base. Maintenance contracts are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities was for the purchase of property and equipment and amounted to $46.1 million and $41.4 million for 2022 and 2021, respectively.
Financing Activities
Net cash provided by financing activities was $82.3 million for 2022. Financing activities in 2022 primarily included net proceeds of $92.9 million from issuance of the 2028 Notes and partial repurchase of the 2024 Notes, and $15.2 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by $7.7 million term license purchases, $12.5 million payment of debt issuance costs incurred in connection with the issuance of the 2028 Notes and entering into the asset-based revolving credit facility under the Loan Agreement, $1.3 million payments on finance lease obligations, and tax withholdings in the amount of $3.7 million paid on behalf of certain employees for net share settlements of restricted stock units (“RSUs”).
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
Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the interest payments on the convertible senior notes and the Credit Facility for at least 12 months. If the impact to our business and financial position of the supply chain challenges and disruptions in the global economy and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing, or restructure existing debt, on favorable terms or at all. The terms of any additional financings or restructurings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
On August 8, 2022, we issued the 2028 Notes, which will mature on August 1, 2028, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, which commenced on February 1, 2023. In the event that all of the 2028 Notes are converted, we would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of its common stock at our election.
On March 9, 2020, we issued the 2027 Notes, which will mature on March 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on September 1, 2020. For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
On September 11, 2018, we issued the 2024 Notes, which will mature on September 1, 2024, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on March 1, 2019. For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
For more information regarding the convertible senior notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements. Refer to the contractual obligations section below for future payment obligations.
On June 24, 2022, we entered into a Loan, Guaranty and Security Agreement (the "Loan Agreement") with the lenders party thereto, and Bank of America, N.A., as agent. The Loan Agreement provides for a senior secured asset-based revolving credit facility of up to $200 million (the "Credit Facility"), which we may draw upon from time to time. We may increase the total commitments under the revolving credit facility by up to an additional $100 million, subject to certain conditions. In addition, the Loan Agreement provides for a $50 million letter of credit subfacility and a $20 million swingline loan facility.
As of December 31, 2022, we had no drawings on the Credit Facility and we had availability of $161.6 million under the Credit Facility. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of December 31, 2022, we had $189.2 million of cash, cash equivalents and restricted cash including $65.9 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the years ended December 31, 2022 and December 25, 2021. See Note 14, “Guarantees” to the Notes to Consolidated Financial Statements for further information.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2022 and December 25, 2021 (in thousands):

	December 31, 2022	December 25, 2021	Change	% Change
Operating leases(1)	$71,903	$90,887	$(18,984)	(21)%
Finance lease obligations	966	2,337	(1,371)	(59)%
Purchase obligations(2)	744,777	591,540	153,237	26%
2028 Notes, including interest(3)	457,572	—	457,572	100%
2027 Notes, including interest(3)	222,500	227,500	(5,000)	(2)%
2024 Notes, including interest(3)	107,015	428,159	(321,144)	(75)%
Mortgage payable, including interest	7,611	8,392	(781)	(9)%
Total contractual obligations(4)	$1,612,344	$1,348,815	$263,529	20%
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
(2)We have service agreements with certain production suppliers under which we are committed to purchase certain parts. The increase in purchase obligations compared with the end of fiscal 2021 was primarily due to increased lead-time commitments required to secure supply and pricing for certain product components as well as investments to support the release of new products.
(3)For additional information regarding our asset-based revolving credit facility and 2028, 2027 and 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
(4)Certain commitments and contingencies are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any. For example, tax liabilities of $9.6 million related to uncertain tax positions and expected future payments to our pension and post-employment plans are excluded from the contractual obligation table because they do not represent contractual cash outflows as they are dependent on various factors. See Note 18, "Employee Benefit and Pension Plans" to the Notes to Consolidated Financial Statements for more information relating to our pension and post-retirement benefit plans.
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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions. To the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 31, 2022, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the euro. The majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being in Europe, where we invoice primarily in euros and SEK. Additionally, a portion of our expenses, primarily the cost of personnel for research and development and sales and sales support to deliver technical support on our products and professional services and the cost to manufacture, are denominated in foreign currencies, primarily the Indian rupee, the euro, the SEK and the British pound. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, operating income may differ from expectations.
We may enter into foreign currency exchange forward contracts to reduce the impact of currency exchange rate movements on certain transactions from time to time, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition. We also may enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency denominated account balances primarily in euros and British pounds from time to time. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated non-functional account balances in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated non-functional currency account balances. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2022 would not be material to our results of operations.
Interest Rate Risk
We had cash, cash equivalents and restricted cash totaling $189.2 million and $202.5 million as of December 31, 2022 and December 25, 2021, respectively. The unrestricted cash is held for working capital purposes. We do not enter into investments for speculative purposes. The effect of an immediate 10% adverse change in interest rates would not be material to our results of operations.
In September 2018, March 2020 and August 2022 we issued the 2024 Notes, 2027 Notes and the 2028 Notes, respectively. The 2024, 2027 and 2028 Notes have a fixed annual interest rate of 2.125%, 2.50% and 3.75%, respectively, and, therefore, we do not have economic interest rate exposure on the convertible senior notes. However, the fair values of the convertible senior notes are subject to interest rate risk, credit risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The fair value of the convertible senior notes will generally increase as our credit worthiness improves and decrease when our creditworthiness weakens. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible senior notes at fair value. We present the fair value for required disclosure purposes only. As of December 31, 2022, the fair value of the 2024, 2027 and 2028 Notes was $101.0 million, $221.4 million and $462.9 million, respectively. The fair value was determined based on the estimated fair value or quoted bid price as applicable of the 2024, 2027 and 2028 Notes in an over-the-counter market on December 30, 2022. The convertible senior notes are classified as Level 2 of the fair value hierarchy.
Holders may convert the convertible senior notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (provided, however, that with respect to the 2028 Notes, we would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of our common stock at our election). If our common stock price is above the initial conversion price of $9.87, $7.66 and $6.80 for the 2024, 2027 and 2028 Notes, respectively, upon conversion or at maturity, the amount of cash or shares of common stock required to pay the conversion premium is not fixed and would increase if our common stock price increases.
See Note 12, “Debt” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for convertible debt in the year ended December 31, 2022 due to the adoption of Accounting Standards Update ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
Inventory Valuation
Description of the Matter
At December 31, 2022, the Company’s inventory balance was $374.9 million and represented 22.5% of total assets. As discussed in Note 2 of the consolidated financial statements, the Company assesses the valuation of inventories, including raw materials, work-in-process, and finished goods, in each reporting period.

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
February 27, 2023

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinera Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

/s/    Ernst & Young LLP

San Jose, California
February 27, 2023

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$178,657	$190,611
Short-term restricted cash	7,274	2,840
Accounts receivable, net	419,735	358,954
Inventory	374,855	291,367
Prepaid expenses and other current assets	152,451	147,989
Total current assets	1,132,972	991,761
Property, plant and equipment, net	172,929	160,218
Operating lease right-of-use assets	34,543	45,338
Intangible assets, net	47,787	86,574
Goodwill	232,663	255,788
Long-term restricted cash	3,272	9,070
Other long-term assets	44,972	38,475
Total assets	$1,669,138	$1,587,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,880	$216,404
Accrued expenses and other current liabilities	141,450	147,029
Accrued compensation and related benefits	78,849	88,021
Short-term debt, net	510	533
Accrued warranty	19,747	23,204
Deferred revenue	158,501	137,297
Total current liabilities	703,937	612,488
Long-term debt, net	667,719	476,789
Long-term accrued warranty	16,874	21,106
Long-term deferred revenue	23,178	31,612
Long-term deferred tax liability	2,348	2,364
Long-term operating lease liabilities	45,862	54,326
Other long-term liabilities	29,573	64,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2022 and 500,000 in 2021 Issued and outstanding shares—220,408 in 2022 and 211,381 in 2021	220	211
Additional paid-in capital	1,901,491	2,026,098
Accumulated other comprehensive loss	(22,471)	(4,496)
Accumulated deficit	(1,699,593)	(1,698,042)
Total stockholders' equity	179,647	323,771
Total liabilities and stockholders’ equity	$1,669,138	$1,587,224
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Revenue:
Product	$1,268,624	$1,099,376	$1,045,551
Services	304,618	325,829	310,045
Total revenue	1,573,242	1,425,205	1,355,596
Cost of revenue:
Cost of product	852,476	732,071	751,465
Cost of services	161,630	174,008	160,118
Amortization of intangible assets	23,138	19,621	29,247
Acquisition and integration costs	—	—	1,828
Restructuring and other related costs	222	1,531	4,146
Total cost of revenue	1,037,466	927,231	946,804
Gross profit	535,776	497,974	408,792
Operating expenses:
Research and development	306,188	299,894	265,634
Sales and marketing	146,445	138,829	129,604
General and administrative	118,602	115,415	112,240
Amortization of intangible assets	14,576	17,455	18,581
Acquisition and integration costs	—	614	13,346
Restructuring and other related costs	10,122	13,246	24,586
Total operating expenses	595,933	585,453	563,991
Loss from operations	(60,157)	(87,479)	(155,199)
Other income (expense), net:
Interest income	893	455	118
Interest expense	(26,015)	(49,099)	(46,728)
Gain on extinguishment of debt	15,521	—	—
Other income (expense), net	14,247	(22,667)	1,121
Total other income (expense), net	4,646	(71,311)	(45,489)
Loss before income taxes	(55,511)	(158,790)	(200,688)
Provision for income taxes	20,532	11,988	6,035
Net loss	(76,043)	(170,778)	(206,723)
Net loss per common share:
Basic	$(0.35)	$(0.82)	$(1.10)
Diluted	$(0.35)	$(0.82)	$(1.10)
Weighted average shares used in computing net loss per common share:
Basic	216,376	207,377	188,216
Diluted	216,376	207,377	188,216
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net loss	$(76,043)	$(170,778)	$(206,723)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment and other	(40,839)	(8,561)	29,040
Actuarial gain (loss) on pension liabilities	22,538	12,580	(8,183)
Amortization of net actuarial loss	326	3,383	1,884
Net change in accumulated other comprehensive income (loss)	(17,975)	7,402	22,741
Comprehensive loss	$(94,018)	$(163,376)	$(183,982)
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2022, December 25, 2021 and December 26, 2020
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535
Shares of common stock sold in at-the market equity offering, net of issuance costs	12,000	12	92,852	—	—	92,864
Stock options exercised	474	—	3,995	—	—	3,995
Retirement of common shares purchased upon exercise of options	(254)	—	(2,255)	—	—	(2,255)
ESPP shares issued	3,001	3	15,343	—	—	15,346
Shares withheld for tax obligations	(330)	—	(2,013)	—	—	(2,013)
Restricted stock units released	5,372	5	—	—	—	5
Stock-based compensation	—	—	48,642	—	—	48,642
Conversion option related to convertible senior notes, net of allocated costs	—	—	67,797	—	—	67,797
Cumulative-effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Other comprehensive income	—	—	—	22,741	—	22,741
Net loss	—	—	—	—	(206,723)	(206,723)
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
Stock options exercised	46	—	332	—	—	332
ESPP shares issued	2,272	2	16,164	—	—	16,166
Shares withheld for tax obligations	(808)	—	(7,178)	—	—	(7,178)
Restricted stock units released	8,474	8	—	—	—	8
Stock-based compensation	—	—	51,535	—	—	51,535
Other comprehensive income	—	—	—	7,402	—	7,402
Net loss	—	—	—	—	(170,778)	(170,778)
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(196,493)		74,492	$(122,001)
ESPP shares issued	2,552	2	15,189	—	—	$15,191
Restricted stock units released	7,025	7	—	—	—	7
Shares withheld for tax obligations	(550)	—	(3,714)	—	—	(3,714)
Stock-based compensation and other	—	—	60,411	—	—	60,411
Other comprehensive loss	—	—	—	(17,975)	—	(17,975)
Net loss	—	—	—	—	(76,043)	(76,043)
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Cash Flows from Operating Activities:
Net loss	$(76,043)	$(170,778)	$(206,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,830	83,583	100,140
Non-cash restructuring charges and other related costs	6,066	6,805	5,471
Amortization of debt discount and issuance costs	6,109	32,455	28,115
Operating lease expense	9,421	14,993	18,556
Stock-based compensation expense	61,015	51,812	49,461
Gain on extinguishment of debt	(15,521)	—	—
Other, net	1,218	4,147	4,438
Changes in assets and liabilities:
Accounts receivable	(69,024)	(45,783)	32,150
Inventory	(89,527)	(28,022)	71,424
Prepaid expenses and other current assets	(34,046)	(424)	(36,127)
Accounts payable	88,256	32,304	(93,411)
Accrued expenses and other current liabilities	(24,443)	39,283	(107,704)
Deferred revenue	15,129	7,753	21,910
Net cash (used in) provided by operating activities	(37,560)	28,128	(112,300)
Cash Flows from Investing Activities:
Purchase of property and equipment	(46,053)	(41,379)	(39,009)
Net cash used in investing activities	(46,053)	(41,379)	(39,009)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes	373,750	—	—
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs of $3,380	—	—	92,916
Proceeds from issuance of 2027 Notes	—	—	194,500
Proceeds from asset-based revolving credit facility	80,000	—	55,000
Repayment of 2024 Notes	(280,842)	—	—
Repayment of third-party manufacturing funding	—	(24,610)	(5,346)
Repayment of asset-based revolving credit facility	(80,000)	(77,000)	(8,000)
Repayment of mortgage payable	(533)	(350)	(233)
Payment of debt issuance cost	(12,451)	—	(2,455)
Principal payments on financing lease obligations	(1,314)	(1,631)	(1,587)
Payment of term license obligation	(7,739)	(7,272)	(5,692)
Proceeds from issuance of common stock	15,189	16,497	17,072
Tax withholding paid on behalf of employees for net share settlement	(3,714)	(7,178)	(2,013)
Net cash provided by (used in) financing activities	82,346	(101,544)	334,162
Effect of exchange rate changes on cash	(12,051)	1,933	(267)
Net change in cash, cash equivalents, and restricted cash	(13,318)	(112,862)	182,586
Cash, cash equivalents, and restricted cash at beginning of period	202,521	315,383	132,797
Cash, cash equivalents, and restricted cash at end of period(1)	$189,203	$202,521	$315,383

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$15,126	$18,703	$5,039
Cash paid for interest	$14,787	$18,261	$15,638

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$9,332	$2,279	$1,083
Property and equipment included in accounts payable and accrued liabilities	$7,435	$9,011	$—
Unpaid term licenses (included in accounts payable, accrued liabilities and other long term liabilities)	$9,178	$9,339	$12,478
(1)     Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	December 31, 2022	December 25, 2021	December 26, 2020

	(In thousands)
Cash and cash equivalents	$178,657	$190,611	$298,014
Short-term restricted cash	7,274	2,840	3,293
Long-term restricted cash	3,272	9,070	14,076
Total cash, cash equivalents and restricted cash	$189,203	$202,521	$315,383
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in San Jose, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera is a global supplier of networking solutions comprised of networking equipment, optical semiconductors, software and services. Infinera’s portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems, disaggregated router platforms, and a suite of networking and automation software offerings, and support and professional services. Infinera leverages its U.S.-based compound semiconductor fab and in-house packaging capabilities to design, develop, and manufacture industry-leading indium phosphide-based photonic integrated circuits for use in its high-capacity optical communications products.
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2022 was a 53-week year that ended on December 31, 2022. Fiscal years 2021 and 2020 were 52-week years that ended on December 25, 2021 and December 26, 2020, respectively. The next 53-week year will end on December 30, 2028.
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
2.    Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Estimates, assumptions and judgements made by management include inventory valuation, revenue recognition, accounting for income taxes, stock-based compensation, employee benefit and pension plans, manufacturing partner and supplier liabilities, allowances for sales returns, allowances for credit losses, useful life of intangibles and property, plant and equipment, impairment loss related to lease abandonment, accrued warranty, operating and finance lease liabilities, restructuring and other related costs and loss contingencies. The Company bases its assumptions on historical experience and also on assumptions that it believes are reasonable. Actual results could differ materially from those estimates. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's consolidated financial statements.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Stock Units ("PSUs") granted to the Company's executive officers and senior management during 2019, 2020, 2021 and 2022 are based on performance criteria related to specific financial targets over the span of a two or three-year performance period. These PSUs may become eligible for vesting to begin before the end of the applicable performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at the target number of PSUs granted. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
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
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2022, 2021 and 2020 were $1.5 million, $1.6 million, and $1.3 million, respectively.
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
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 31, 2022, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
During 2022, the Company executed an internal realignment of its supply chain and customer-facing entities. Among other things, the new structure aligned and consolidated the exploitation of its intellectual property and the allocation of the associated commercial risk and reward with the customer-facing entities that manage its supply chain. The impact of this internal realignment is reflected in the Company’s tax provision for the year ended December 31, 2022.
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
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss, which is recorded to other income (loss), net, in the Company's consolidated statement of operations, in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded was gain of $12.8 million in 2022 and losses of $17.2 million and $0.2 million, in 2021 and 2020, respectively.
The Company enters into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from certain non-functional currency account balances denominated primarily in euros and British pounds.
Cash and Cash Equivalents
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
Foreign Currency Exchange Forward Contracts
As discussed in Note 6, “Derivative Instruments" to the Notes to Consolidated Financial Statements, the Company historically held non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
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
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 31, 2022, December 25, 2021 and December 26, 2020, revenue was reduced for estimated sales returns by $3.6 million, $0.8 million, and $2.4 million, respectively.
Concentration of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash, foreign exchange contracts and accounts receivable.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
One customer accounted for over 10% of the Company's accounts receivable balance, net on the consolidated balance sheets as of December 31, 2022. No customer accounted for over 10% of the Company's accounts receivable balance, net on the consolidated balance sheets as of December 25, 2021.
One customer accounted for approximately 11% of the Company's revenue in 2022 and 2020. No customer accounted for 10% or more of the Company's revenue in 2021.
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
The Company has entered into factoring agreements, to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for in accordance with ASC 860, Transfers and Servicing (“ASC 860”). ASC 860 and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company's factoring agreements do not allow for recourse in the event of uncollectability, and the Company does not retain any interest in the underlying accounts receivable once sold.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right of use ("ROU") assets, accrued expenses and other current liabilities and operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.
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
Restructuring and Other Related Costs
The Company records costs associated with exit activities related to restructuring plans in accordance with ASC 420, Exit or Disposal Cost Obligations, or ASC 712, Compensation — Nonretirement Postemployment Benefits. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of the associated cash payments is dependent upon the type of exit cost and extends over an approximately four-year period. The Company records restructuring cost liabilities in “accrued expenses and other current liabilities” and "other long-term liabilities" in the consolidated balance sheet.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. On December 26, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. Applying the transition guidance, the Company was required to apply the guidance to all impacted financial instruments that were outstanding as of December 26, 2021 with the cumulative effect recognized as an adjustment to the opening balance of accumulated deficit.
The adoption of ASU 2020-06 required the Company to record a $196.5 million reduction of additional paid in capital, on December 26, 2021, due to the recombination of the equity conversion component of convertible debt remaining outstanding, which was initially separated and recorded in equity. The $122.0 million increase in debt represented the removal of the remaining debt discounts recorded for this previous separation. The Company recognized a $74.5 million cumulative effect decrease of initially applying ASU 2020-06 as an adjustment to the December 26, 2021 opening balance of accumulated deficit. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible senior notes as a liability instrument. Since the Company had a net loss in 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share in 2022 as a result of adopting ASU 2020-06. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
3.    Leases
The Company has operating leases for real estate (facilities) and automobiles. For the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, operating lease expense was $21.1 million, $25.7 million and $34.0 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $8.1 million, $6.5 million and $9.9 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively. Variable lease cost, short-term lease cost and

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
sublease income were immaterial during the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.
The following table presents current and long-term portion of operating lease liabilities as classified in the consolidated balance sheets (in thousands):

	December 31, 2022	December 25, 2021
Accrued expenses and other current liabilities	$10,948	$16,542
Long-term operating lease liabilities	45,862	54,326
Total operating lease liability	$56,810	$70,868
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase at the end of the term.
As of December 31, 2022 and December 25, 2021, finance leases included in property, plant, and equipment, net in the consolidated balance sheets were $1.9 million and $3.5 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the fiscal years ended December 31, 2022 and December 25, 2021 was not material.

The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of December 31, 2022 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$71,903	$966
Less: interest(1)	15,093	37
Present value of lease liabilities	$56,810	$929
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the fiscal year ended December 31, 2022 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	5.42 years	1.00 year
Weighted average discount rate	9.25%	7.02%
Cash paid for amounts included in the measurement of lease liabilities	$23,398	$1,310
Leased assets obtained in exchange for new lease liabilities	$5,748	$—

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.    Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Product	$1,268,624	$1,099,376	$1,045,551
Services	304,618	325,829	310,045
Total revenue	$1,573,242	$1,425,205	$1,355,596
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
United States	$870,282	$663,808	$630,422
Other Americas	101,600	107,963	99,158
Europe, Middle East and Africa	405,328	477,787	424,411
Asia Pacific	196,032	175,647	201,605
Total revenue	$1,573,242	$1,425,205	$1,355,596

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Direct	$1,191,584	$1,099,632	$1,039,976
Indirect	381,658	325,573	315,620
Total revenue	$1,573,242	$1,425,205	$1,355,596
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

Assets (Liabilities)	December 31, 2022	December 25, 2021
Accounts receivable, net	$419,735	$358,954
Contract assets	$60,172	$49,052
Deferred revenue	$(181,679)	$(168,909)
Revenue recognized for the fiscal year ended December 31, 2022 and December 25, 2021 that was included in the deferred revenue balance at the beginning of the reporting period was $106.8 million and $88.1 million, respectively. Changes in the contract asset and liability balances during the fiscal year ended December 31, 2022 and December 25, 2021 were not materially impacted by other factors.
Transaction Price Allocated to the Remaining Performance Obligation
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue and backlog. The Company’s backlog represents purchase orders received from customers for future product shipments and

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized in the future as of December 31, 2022	$827,410	$106,100	$29,108	$9,043	$5,227	$6,066	$982,954

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.    Fair Value Measurements
The following table presents the Company’s fair value hierarchy for its assets (liabilities) measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets (Liabilities)
Foreign currency exchange forward contracts	$—	$—	$—	$—	$(221)	$(221)
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (collectively referred to as "convertible senior notes" below) approximate their fair values. The fair value of each series of convertible senior notes was determined based on the quoted bid price of the applicable series of convertible senior notes in an over-the-counter market on December 30, 2022 (the last trading day of the fiscal quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of December 31, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$785,364	$785,364	$—	$765,412	$765,412
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of December 31, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$95,000	$—	$95,000	$—	$—	$—
During 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of December 31, 2022 and December 25, 2021, none of the Company’s existing securities were classified as Level 3 securities.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of December 31, 2022.
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
In connection with its Restructuring Plans (as defined in Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements), the Company incurred facilities related charges of

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
$8.1 million and $6.5 million for the years ended December 31, 2022 and December 25, 2021, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs.
Cash and Cash Equivalents
As of December 31, 2022, the Company had $189.2 million of cash, cash equivalents and restricted cash, including $65.9 million held by its foreign subsidiaries. As of December 25, 2021, the Company had $202.5 million of cash, cash equivalents and restricted cash including $77.6 million held by its foreign subsidiaries. The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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
The Company had no outstanding foreign currency exchange forward contracts as of December 31, 2022. As of December 25, 2021, the Company had $29.5 million outstanding foreign currency exchange forward contract and posted collateral of $0.9 million to cover associated potential credit risk exposure. This collateral amount was classified as other long-term restricted cash on the accompanying consolidated balance sheets.
The before-tax effect of foreign currency exchange forward contracts was a gain of $0.6 million, $0.9 million and $0.3 million for 2022, 2021 and 2020, respectively, included in other income (expense), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
The Company does not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying consolidated statements of operations. These contracts were with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 31, 2022		As of December 25, 2021
	Gross Notional(1)	Accrued expenses and other current liabilities	Gross Notional(1)	Accrued expenses and other current liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$—	$—	$21,981	$(139)
Related to British pound denominated receivables	—	—	7,566	(82)
Total	$—	$—	$29,547	$(221)
(1)Represents the face amounts of forward contracts that were outstanding as of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860. The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations. For the years ended December 31, 2022, December 25, 2021 and December 26, 2020, the Company's recognized factoring related interest expense was approximately $0.9 million, $0.4 million and $0.4 million, respectively. The gross amount of trade accounts receivables sold totaled approximately $101.0 million and $121.3 million for the fiscal years ended December 31, 2022 and December 25, 2021 respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the fiscal year ended December 31, 2022 (in thousands):

Balance as of December 25, 2021	$255,788
Foreign currency translation adjustments	(23,125)
Balance as of December 31, 2022	$232,663
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The following tables present details of the Company’s intangible assets as of December 31, 2022 and December 25, 2021 (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	151,461	(114,294)	37,167	3.5
Developed technology	170,467	(159,847)	10,620	0.7
Total intangible assets	$321,928	$(274,141)	$47,787

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	157,495	(104,701)	52,794	4.2
Developed technology	182,844	(149,064)	33,780	1.5
Total intangible assets	$340,339	$(253,765)	$86,574
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $37.7 million, $37.1 million and $47.8 million for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2022 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Total future amortization expense	$47,787	$22,968	$9,025	$9,025	$6,769	$—	$—

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the fiscal year ended December 31, 2022 (in thousands):

Balance as of December 25, 2021	$1,304
Additions(1)	1,397
Write offs(2)	(1,279)
Balance as of December 31, 2022	$1,422
(1)The new additions during the fiscal year ended December 31, 2022 are primarily due to specific reserves.
(2)The write offs during the fiscal year ended December 31, 2022 are primarily amounts fully reserved previously.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details of selected balance sheet items (in thousands):

	December 31, 2022	December 25, 2021
Inventory
Raw materials	$48,688	$39,379
Work in process	66,591	53,924
Finished goods	259,576	198,064
Total	$374,855	$291,367
Property, plant and equipment, net
Computer hardware	$46,454	$45,824
Computer software(1)	62,102	56,820
Laboratory and manufacturing equipment	297,261	287,875
Land and building	12,369	12,369
Furniture and fixtures	2,828	2,164
Leasehold and building improvements	50,360	51,471
Construction in progress	42,418	18,807
Subtotal	$513,792	$475,330
Less accumulated depreciation and amortization(2)	(340,863)	(315,112)
Total	$172,929	$160,218
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$28,796	$19,405
Taxes payable	42,757	43,308
Restructuring accrual	941	8,610
Short-term operating and finance lease liability	11,701	17,792
Other accrued expenses and other current liabilities	57,255	57,914
Total accrued expenses and other current liabilities	$141,450	$147,029
(1)Included in computer software at December 31, 2022 and December 25, 2021 were $29.3 million and $25.9 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented in prior years. The unamortized ERP costs at December 31, 2022 and December 25, 2021 were $9.0 million and $8.9 million, respectively. Also included in computer software at December 31, 2022 and December 25, 2021 was $24.2 million and $20.9 million, respectively, related to term licenses. The unamortized term license costs at December 31, 2022 and December 25, 2021 was $9.1 million and $9.2 million, respectively.
(2)Depreciation expense was $46.1 million, $47.1 million and $52.3 million (which includes depreciation of capitalized ERP costs of $3.5 million, $2.8 million and $2.6 million) for 2022, 2021 and 2020, respectively. Also included in depreciation expense for 2022 and 2021 was $7.6 million and $6.7 million, respectively, related to term licenses.
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
In 2021, the Company announced a plan to restructure certain international research & development operations (the "2021 Restructuring Plan"). The Company estimates it will incur total costs related to the restructuring ranging from $15.0 million to $17.0 million, of which $6.1 million and $8.5 million was recorded in

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the fiscal years ended December 31, 2022 and December 25, 2021, respectively. The 2021 Restructuring Plan is substantially completed with the associated payments made in 2022. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2021 Restructuring Plan, 2020 Restructuring Plan, and Coriant's previous restructuring and reorganization plans (in thousands):

	Years Ended
	December 31, 2022		December 25, 2021		December 26, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$203	$1,834	$335	$4,615	$4,042	$14,054
Lease related impairment charges	—	8,059	—	6,534	88	9,932
Asset impairment	—	35	—	1,552	14	387
Others	19	194	1,196	545	2	213
Total	$222	$10,122	$1,531	$13,246	$4,146	$24,586
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	Severance and related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance as of December 26, 2020	$10,241	$—	$—	$230	$10,471
Charges	4,951	6,534	1,552	1,740	14,777
Cash payments	(7,091)	(2,089)	—	(381)	(9,561)
Non-cash Settlements and Other	(565)	(4,445)	(1,552)	(243)	(6,805)
Balance as of December 25, 2021	$7,536	$—	$—	$1,346	$8,882
Charges	2,033	8,059	35	204	10,331
Cash payments	(8,503)	(2,267)	—	(1,436)	(12,206)
Non-cash Settlements and Other	(274)	(5,792)	(35)	35	(6,066)
Balance as of December 31, 2022	$792	$—	$—	$149	$941
As of December 31, 2022, the Company's restructuring liability was primarily comprised of $0.7 million related to the 2021 Restructuring Plan and $0.2 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans, which was substantially completed in previous years. The liability related to the 2021 Restructuring Plan is expected to be paid by the end of 2023.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes by component for the periods presented (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 28, 2019	$(28,308)	$(5,367)	$(964)	$(34,639)
Other comprehensive income (loss) before reclassifications	29,040	(8,183)	—	20,857
Amounts reclassified from accumulated other comprehensive income	—	1,884	—	1,884
Net current-period other comprehensive income (loss)	29,040	(6,299)	—	22,741
Balance at December 26, 2020	$732	$(11,666)	$(964)	$(11,898)
Other comprehensive income (loss) before reclassifications	(8,561)	12,580	—	4,019
Amounts reclassified from accumulated other comprehensive income	—	3,383	—	3,383
Net current-period other comprehensive income (loss)	(8,561)	15,963	—	7,402
Balance at December 25, 2021	$(7,829)	$4,297	$(964)	$(4,496)
Other comprehensive income (loss) before reclassifications	(41,803)	22,538	—	(19,265)
Amounts reclassified from accumulated other comprehensive loss	—	326	964	1,290
Net current-period other comprehensive income (loss)	(41,803)	22,864	964	(17,975)
Balance at December 31, 2022	$(49,632)	$27,161	$—	$(22,471)
11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the shares of common stock issuable upon conversion of the convertible senior notes using the if-converted method, as further discussed in Note 12, “Debt” to the Notes to Consolidated Financial Statements. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net loss	$(76,043)	$(170,778)	$(206,723)
Weighted average common shares outstanding - basic and diluted	216,376	207,377	188,216
Net loss per common share - basic and diluted	$(0.35)	$(0.82)	$(1.10)
The Company incurred net losses during 2022, 2021 and 2020, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2028 Notes, the 2027 Notes and the 2024 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	As of
	December 31, 2022	December 25, 2021	December 26, 2020
Convertible senior notes(1)	55,800	4,448	8
Stock options outstanding	—	—	451
Restricted stock units	14,836	12,860	13,947
Performance stock units	2,685	2,751	3,668
Employee stock purchase plan shares	360	1,157	1,713
Total	73,681	21,216	19,787
(1)     The convertible senior notes were calculated under the if-converted method for 2022 due to the adoption of ASU 2020-06 and under the treasury stock method for 2021 and 2020.
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2027 Notes during the fiscal year ended December 25, 2021 since the average market price of the Company’s common stock during the periods exceeded the initial conversion price of $7.66 per share. However, the potential shares of common stock issuable upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for fiscal year ended December 31, 2022. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the fiscal year ended December 31, 2022 because the effect would have been anti-dilutive.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.    Debt
The following is a summary of our debt as of December 31, 2022 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$101.7	$102.7	September 2024
2027 Notes	—	195.9	200.0	March 2027
2028 Notes	—	363.3	373.8	August 2028
Asset-based Revolving Credit Facility	—	—	—	June 2027
Mortgage	0.5	6.8	7.3	March 2024
Total Debt	$0.5	$667.7	$683.8
The following is a summary of our debt as of December 25, 2021 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$329.2	$402.5	September 2024
2027 Notes	—	140.3	200.0	March 2027
Asset-based Revolving Credit Facility	—	—	—	March 2024
Mortgage	0.5	7.3	7.8	March 2024
Total Debt	$0.5	$476.8	$610.3
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"). In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022, the Company issued $373.8 million aggregate principal amount of 3.75% Convertible Senior Notes due 2028 (the "2028 Notes," and, together with the 2024 Notes and 2027 Notes, the “convertible senior notes”). The 2024 Notes bear interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. Each series of the convertible senior notes is governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The convertible senior notes of each series are unsecured and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the convertible senior notes; equal in right of payment to any of the Company's existing and future liabilities that are not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries. The applicable Indenture governing each series of the convertible senior notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net proceeds to the Company from the issuance of 2024 Notes were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions with certain financial institutions (“Capped Calls”). The Company also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition, including fees and expenses relating thereto, and used the remaining net proceeds for general corporate purposes.
The Capped Calls have an initial strike price of $9.87 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The Capped Calls have initial cap prices of $15.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 40.8 million shares of common stock. The Capped Calls transactions are expected generally to reduce or offset potential dilution to the Company's common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls expire on various dates between July 5, 2024 and August 29, 2024. The Capped Calls were recorded as a reduction of the Company’s stockholders’ equity in the accompanying consolidated balance sheets.
The net proceeds to the Company from the issuance of 2027 Notes were approximately $193.3 million after deducting initial purchasers' fee and other debt issuance costs. The Company used the remaining net proceeds for general corporate purposes, including working capital to fund growth and potential strategic projects.
The net proceeds to the Company from the issuance of 2028 Notes were approximately $362.4 million after deducting the initial purchasers' fee and other debt issuance costs. The Company used approximately $283.6 million, which included accrued and unpaid interest, of the net proceeds from this issuance to repurchase approximately $299.8 million in aggregate principal amount of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2024 Notes participating in the issuance of the 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. The Company recorded a $15.5 million gain on extinguishment of debt on its consolidated statements of operations during the fiscal year ended December 31, 2022, which includes the write-off of related deferred issuance costs of $3.5 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2024 Notes as of December 31, 2022 was $102.7 million.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Conversion Rate per $1,000 Principal	Initial Conversion Price
2024 Notes	101.2812	$9.87
2027 Notes	130.5995	$7.66
2028 Notes	147.1183	$6.80
Throughout the term of the convertible senior notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the convertible senior notes will not receive any cash payment representing accrued and unpaid interest upon conversion. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to the close of business on the business day immediately preceding June 1, 2024 for the 2024 Notes, December 1, 2026 for the 2027 Notes and May 1, 2028 for the 2028 Notes (the convertible dates), holders may convert their convertible senior notes under the following circumstances:
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
Upon the receipt of conversion requests, the settlement of the convertible senior notes will be paid pursuant to the terms of the respective governing Indentures. In the event that any of the 2024 Notes and 2027 Notes are converted, the Company would be required to repay the principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In the event that any of the 2028 Notes are converted, the Company would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of its common stock at the Company’s option.
If the Company undergoes a fundamental change as defined in the Indentures, holders may require the Company to repurchase for cash all or any portion of their convertible senior notes at a repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in each of the Indentures), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its convertible senior notes in connection with such make-whole fundamental change.
There have been no changes to the initial conversion price of the convertible senior notes since issuance. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during 2022.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Expense
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, and the amortization of debt discounts on our convertible senior notes (in thousands):

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Contractual interest expense	$16,589	$13,553	$12,577
Amortization of debt issuance costs	3,404	1,892	1,634
Amortization of debt discount	—	29,411	25,349
Total interest expense	$19,993	$44,856	$39,560
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
In accounting for the convertible senior notes after adoption of ASU 2020-06, the convertible senior notes are accounted for as a single liability. The issuance cost related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.7%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 20 months, 50 months, and 67 months, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net carrying amount of the convertible senior notes as of December 31, 2022 (post-ASU 2020-06 adoption) and as of December 25, 2021 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021	December 31, 2022
Principal	$102,652	$402,500	$200,000	$200,000	$373,750
Unamortized debt discount	—	(68,755)	—	(56,270)	—
Unamortized issuance costs	(926)	(4,488)	(4,121)	(3,472)	(10,401)
Net carrying amount	$101,726	$329,257	$195,879	$140,258	$363,349
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
The Loan Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Loan Agreement also contains customary covenants that limit the ability of the Company to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of December 31, 2022, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $1.2 million, which are recorded as a deferred asset and will be amortized to interest expense using a straight-line method over the term of the Credit Facility.
As of December 31, 2022, the Company had availability of $161.6 million under the Credit Facility. As of December 31, 2022, the Loan Agreement included a $50.0 million letter of credit subfacility and $15.4 million letters of credit issued and outstanding.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases(1)(2)	$71,903	$15,603	$14,366	$13,202	$10,232	$7,930	$10,570
Financing lease obligations(3)	966	789	177	—	—	—	—
Purchase obligations (4)	744,777	695,641	41,904	7,232	—	—	—
2028 Notes, including interest(5)	457,572	13,743	14,016	14,016	14,016	14,016	387,765
2027 Notes, including interest(5)	222,500	5,000	5,000	5,000	5,000	202,500	—
2024 Notes, including interest(5)	107,015	2,182	104,833	—	—	—	—
Mortgage Payable, including interest(5)	7,611	781	6,830	—	—	—	—
Total contractual obligations	$1,612,344	$733,739	$187,126	$39,450	$29,248	$224,446	$398,335
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Consolidated Financial Statements for more information.
(2)    The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.9 million and $5.1 million as of December 31, 2022 and December 25, 2021, respectively. Of the $4.9 million as of December 31, 2022, $4.6 million is classified as other long-term liabilities on the accompanying consolidated balance sheets. The remainder is included in accrued expenses and other current liabilities.
(3)     The Company has finance leases for computer hardware and leasehold improvements. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Consolidated Financial Statements for more information.
(4)     The Company has agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 31, 2022, December 25, 2021 and December 26, 2020, these non-cancelable purchase commitments were $744.8 million, $591.5 million and $291.4 million, respectively.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of December 31, 2022 and December 25, 2021, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 31, 2022	December 25, 2021
Beginning balance	$44,310	$40,708
Charges to operations	27,176	23,061
Utilization	(22,420)	(25,745)
Change in estimate(1)	(12,445)	6,286
Balance at the end of the period	$36,621	$44,310
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
Letters of Credit and Bank Guarantees
The Company had $24.7 million and $22.5 million of standby letters of credit, bank guarantees and surety bonds outstanding as of December 31, 2022 and December 25, 2021, respectively. Details are sets in below table (in thousands).

	December 31, 2022	December 25, 2021
Customer performance guarantees	$20,903	$16,307
Value added tax license	1,434	287
Property leases	2,398	4,684
Pension plans	—	1,004
Credit cards	—	150
Other liabilities	—	68
Total	$24,735	$22,500
Of the $20.9 million related to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million as of December 31, 2022. Of the $16.3 million to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $5.5 million as of December 25, 2021.
As of December 31, 2022, of the aforementioned standby letters of credit and bank guarantees outstanding, $9.2 million was backed by cash collateral.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.    Stockholders’ Equity
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
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, May 2018, May 2019, May 2020 and May 2021 and May 2022, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares, 1.5 million shares, 7.3 million shares, 8.1 million shares, 4.4 million shares and 8.5 million shares, respectively. As of December 31, 2022, the Company reserved a total of 43.7 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was cancelled and there are no outstanding grants under the 2007 Plan.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 31, 2022
Outstanding stock awards	15,148
Reserved for future award grants	9,078
Reserved for future ESPP	4,613
Total common stock reserved for stock options and awards	28,839
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	11,600	$6.20	$90,254
RSUs granted	7,064	$5.95
RSUs released	(5,087)	$6.36	$30,421
RSUs canceled	(1,109)	$6.29
Outstanding at December 26, 2020	12,468	$5.99	$136,781
RSUs granted	7,377	$8.68
RSUs released	(7,509)	$5.96	$66,317
RSUs canceled	(729)	$6.92
Outstanding at December 25, 2021	11,607	$7.66	$110,849
RSUs granted	8,897	$8.26
RSUs released	(6,690)	$7.52	$46,104
RSUs canceled	(1,226)	$7.89
Outstanding at December 31, 2022	12,588	$8.13	$84,847

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	2,505	$6.48	$19,485
PSUs granted	1,628	$5.89
PSUs released	(285)	$9.02	$1,702
PSUs canceled	(382)	$6.93
Outstanding at December 26, 2020	3,466	$5.36	$38,022
PSUs granted	659	$8.61
PSUs released	(964)	$5.21	$8,278
PSUs canceled	(1,047)	$4.91
Outstanding at December 25, 2021	2,114	$6.66	$20,184
PSUs granted	899	$8.38
PSUs released	(335)	$5.40	$2,592
PSUs canceled	(119)	$7.19
Outstanding at December 31, 2022	2,559	$7.40	$17,251
Expected to vest as of December 31, 2022	1,701		$11,464
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $6.74 at December 30, 2022. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
 The following table presents total stock-based compensation cost for instruments granted but not yet recognized, net of forfeitures, of the Company’s equity compensation plans as of December 31, 2022. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$75,755	2.00
PSUs	$8,069	1.90
 Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Volatility	39% - 63%	38% - 50%	42% - 97%
Risk-free interest rate	0.67% - 3.12%	0.05% - 0.06%	0.12% - 1.56%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.91 - $2.21	$2.22 - $3.11	$2.17 - $3.42

The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future.
The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Stock-based compensation expense	$5,551	$5,879	$6,607
Employee contributions	$15,189	$16,167	$15,346
Shares purchased	2,552	2,272	3,001
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2022, 2021 and 2020 was approximately $54.1 million, $42.3 million and $36.1 million, respectively.
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
PSUs granted to the Company's executive officers and senior management under the 2016 Plan during 2020, 2021 and 2022 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three-year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs are capped at the target number of PSUs granted. Certain other employees were awarded PSUs that will only vest upon the achievement of specific financial and operational performance criteria.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes by grant year, the Company’s PSU activity for the fiscal year ended December 31, 2022 (in thousands):

	Total Number of Performance Stock Units	2019	2020	2021	2022
Outstanding at December 25, 2021	2,114	185	1,270	659	—
PSUs granted	899	—	—	—	899
PSUs released	(335)	(185)	(150)	—	—
PSUs canceled	(119)	—	(62)	(57)	—
Outstanding at December 31, 2022	2,559	—	1,058	602	899
Amortization of stock-based compensation expense related to PSUs in 2022, 2021 and 2020 was approximately $1.6 million, $3.3 million and $6.0 million, respectively.
Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Stock-based compensation effects in inventory	$3,979	$3,707	$3,979
Income tax benefit associated with stock-based compensation	$8,588	$9,345	$8,637
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$9,485	$7,928	$7,785
Research and development	23,553	18,554	16,863
Sales and marketing	13,311	12,345	10,907
General and administrative	14,666	12,985	13,906
Total stock-based compensation expense	$61,015	$51,812	$49,461

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16.    Income Taxes
The following is a geographic breakdown of the provision for income taxes (in thousands):

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Current:
Federal	$945	$991	$494
State	1,537	137	917
Foreign	20,616	12,431	9,606
Total current	$23,098	$13,559	$11,017
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,566)	(1,571)	(4,982)
Total deferred	$(2,566)	$(1,571)	$(4,982)
Total provision for income taxes	$20,532	$11,988	$6,035
Loss before provision for income taxes from international operations was $20.2 million, $20.7 million and $37.3 million for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.
The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Expected tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(2.2)%	(1.2)%	(0.4)%
Research credits	8.9%	1.7%	1.2%
Stock-based compensation	(10.2)%	1.1%	(1.2)%
Change in valuation allowance	(25.9)%	(20.9)%	(16.9)%
Foreign rate differential	(7.3)%	(6.9)%	(6.3)%
Nondeductible expenses	(15.4)%	—%	—%
Other	(6.0)%	(2.3)%	(0.4)%
Effective tax rate	(37.1)%	(7.5)%	(3.0)%
For 2022, the Company's income tax expense was $20.5 million with effective tax rate of (37.1)%. The difference between the effective income tax rate and the U.S federal statutory rate of 21% to income before income taxes is primarily the result of R&D credits, stock-based compensation, foreign income taxed at different rates and valuation allowances. The Company recognized an income tax expense of $12.0 million and $6.0 million in 2021 and 2020, respectively. The resulting effective tax rates were (7.5)% and (3.0)% for 2021 and 2020, respectively. The 2021 and 2020 effective tax rates differ from the expected statutory rate of 21%, based on the Company's ability to benefit from its U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During 2022, the Company implemented a realignment of its internal supply chain and customer facing entities. The new structure aligned and consolidated the Company's intellectual property and the associated commercial risk and reward among the customer-facing entities in their internal supply chain and improved operational efficiency. The impact of this internal realignment is reflected in the Company’s tax provision for the year ended December 31, 2022.
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended
	December 31, 2022	December 25, 2021
Deferred tax assets:
Net operating losses	$293,179	$336,711
Research and foreign tax credits	140,828	132,829
Nondeductible accruals	57,480	76,898
R&D expense capitalization	49,135	—
Inventory valuation	14,329	22,651
Leasing Liabilities	16,890	19,407
Stock-based compensation	5,138	4,902
Total deferred tax assets	$576,979	$593,398
Valuation allowance	(548,257)	(521,620)
Net deferred tax assets	$28,722	$71,778
Deferred tax liabilities:
Property, plant and equipment	$(11,912)	$(10,792)
Right of use asset	(10,482)	(12,216)
Acquired intangible assets	(4,293)	(19,273)
Convertible senior notes	—	(29,897)
Total deferred tax liabilities	$(26,687)	$(72,178)
Net deferred tax assets (liabilities)	$2,035	$(400)
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 31, 2022 and December 25, 2021.
The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next year or two, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred tax assets within the next 12-24 months. This release, if

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
any, would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded U.S. current income tax expense of $1.3 million for the year ended December 31, 2022. The U.S. current income tax provision is primarily for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss and research and development credit carry forwards. The increase in Federal taxable income due to R&D expense capitalization is offset by net operating carryover balance. It is expected that R&D expense capitalization will continue to generate Federal and State taxable income in future years and continue to utilize net operating loss and other available tax credits.
As of December 31, 2022, the Company had net operating loss carryforwards of approximately $507.0 million for federal income tax purposes which will begin to expire in 2032 if unused. The Company had net operating loss carryforwards of approximately $512.0 million for state income tax purposes which will begin to expire in the year 2023 if unused. The Company also had foreign net operating loss carryforwards of approximately $605.5 million, some of which will begin expiring in the year 2023 if unused.
As of December 31, 2022, the Company also had R&D credit carryforwards of approximately $49.3 million for federal income tax and $55.1 million for state income tax purposes. The federal R&D tax credit will begin to expire in 2023 if unused. State R&D tax credits will carry forward indefinitely.
As of December 31, 2022, the Company also had Foreign Tax credit carryforwards of approximately $38.9 million for federal income tax. The foreign tax credit will begin to expire in 2023 if unused.
Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $4.0 million to offset future Canadian income taxes payable as of December 31, 2022. Infinera Portugal subsidiary has a SIFIDE Credit of $4.3 million to offset future income tax payable in Portugal as of December 31, 2022. Canadian SRED credits will begin to expire in the year 2032 if not fully utilized. The Portugal SIFIDE credits will begin to expire in the year 2023.
At December 31, 2022, the Company had federal capital loss carryforwards of $19.6 million. If not utilized, the federal capital loss will expire in 2023.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code") and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed a Section 382 review and has determined that none of its operating losses will expire solely due to Section 382 limitation(s).
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022	December 25, 2021	December 26, 2020
Beginning balance	$54,250	$57,931	$44,092
Tax position related to current year
Additions	1,536	1,198	3,213
Tax positions related to prior years
Additions	7,220	7,633	11,494
Reductions	(4,832)	(9,569)	(625)
Lapses of statute of limitations	(325)	(2,943)	(243)
Ending balance	$57,849	$54,250	$57,931
As of December 31, 2022, the cumulative unrecognized tax benefit was $57.8 million, of which $49.5 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 31, 2022, approximately $8.3 million, if recognized, would impact the Company’s effective tax rate. The amount of unrecognized tax benefit could be reduced upon expiration of the applicable statute of limitation. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.
As of December 31, 2022, December 25, 2021 and December 26, 2020, the Company had $1.3 million, $2.1 million and $2.9 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which $0.8 million was included in the Company’s provision for income taxes in each of the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.
The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2003 and forward.
Included in the balance of income tax liabilities, accrued interest and penalties at December 31, 2022 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
Post U.S. Tax Reform, the Company and its subsidiaries do not have significant unremitted foreign earnings and the associated withholding and other taxes are not material for the fiscal year ended December 31, 2022.
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
Additionally, the following table sets forth our property, plant and equipment, net by geographic region (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022	December 25, 2021
United States	$156,065	$141,977
Other Americas	2,908	2,687
Europe, Middle East and Africa	10,285	12,245
Asia Pacific and Japan	3,671	3,309
Total property, plant and equipment, net	$172,929	$160,218
18.    Employee Benefit and Pension Plans
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Code (the “401(k) Plan”). As allowed under Section 401(k) of the Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $3.0 million, $2.8 million and $2.4 million for 2022, 2021, and 2020, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2022, 2021, and 2020.
The Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.5 million for 2022, $2.8 million for 2021 and $2.7 million for 2020.
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion. For the years ended December 31, 2022, December 25, 2021 and December 26, 2020, the Company had $4.9 million, $6.2 million, and $3.5 million related to post-retirement costs, respectively.
Pension Plans
Pension and Post-Retirement Benefit Plans
The Company has a number of post-employment plans in Germany, as well as a number of smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. The defined benefit plans expose the Company to actuarial risks such as, investment risk, interest rate risk, life expectancy risk and salary risk. The characteristics of the defined benefit plans and the risks associated with them vary depending on legal, fiscal, and economic requirements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Obligations and Funded Status
The following table sets forth the changes in benefits obligations and the fair value of plan assets of the Company's benefit plans (in thousands):

	December 31, 2022	December 25, 2021
Benefit obligation at beginning of year	$115,771	$129,936
Service cost	300	351
Interest cost	1,249	1,265
Benefits paid	(3,382)	(3,413)
Actuarial gain	(30,779)	(3,050)
Employee contributions	54	190
Foreign currency exchange rate changes	(7,041)	(9,508)
Benefit obligation at end of year(1)	$76,172	$115,771
Fair value of plan assets at beginning of year	$81,615	$77,561
Actual (loss) return on plan assets	(5,305)	12,425
Payments	(5,316)	(3,206)
Employee contributions	153	289
Foreign currency exchange rate changes	(4,692)	(5,454)
Fair value of plan assets at end of year	$66,455	$81,615
Net liability recognized	$9,717	$34,156
(1)    The Company's accumulated benefit obligation was $76.1 million and $115.1 million at December 31, 2022 and December 25, 2021, respectively.
The net liability is included in the line item other long-term liabilities in the Company's consolidated balance sheets.
The following table presents net amounts of non-current assets and current and non-current liabilities for the Company's pension and other post-retirement benefit plans recognized on its consolidated balance sheet (in thousands):

	December 31, 2022	December 25, 2021
Other non-current assets	$66,455	$81,615
Other long-term liabilities	(76,172)	(115,771)
Net liability recognized	$(9,717)	$(34,156)

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Years ended
	December 31, 2022	December 25, 2021	December 26, 2020
Service cost	$300	$351	$896
Interest cost	1,249	1,265	1,773
Expected return on plan assets	(2,936)	(2,895)	(2,644)
Amortization of net actuarial loss	326	3,383	1,884
Total net periodic (benefit) cost	$(1,061)	$2,104	$1,909
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the pension benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the pension plan participants. The service cost component is included in operating expenses in the Company's consolidated statements of operations. All other components are included in Other income (expense), net in the Company's consolidated statements of operations.
The following table sets forth the changes in accumulated other comprehensive income (loss) for the Company's benefit plans (pre-tax) (in thousands):

	December 31, 2022	December 25, 2021
Beginning balance	$4,297	$(11,666)
Net actuarial gain arising in current year	22,538	12,580
Amortization of net actuarial loss(1)	326	3,383
Ending balance	$27,161	$4,297
(1)    The actuarial gain for the fiscal years ended December 31, 2022 and December 25, 2021 is primarily due to the change in the discount rate. Amounts recorded in accumulated other comprehensive income (loss) expected to be amortized as a part of net periodic pension cost during 2023 is $3.7 million (pre-tax).
Assumptions
Certain actuarial assumptions used in computing the benefit obligations for the major plans are as follows:

	December 31, 2022	December 25, 2021
Discount rate	4.17%	1.20%
Salary growth rate	2.50%	2.25%
Pension growth rate	2.25%	2.00%
Expected long-term rate of return on plan assets	3.93%	3.93%

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
Fair Value of Plan Assets
The following tables present the fair value of plan assets for pension and other benefit plans by major asset category (in thousands):

	As of December 31, 2022			December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$1,160	$—	$1,160	$738	$—	$738
Equity fund	—	41,492	41,492	—	55,400	55,400
Insurance contracts	—	23,803	23,803	—	25,388	25,388
Pension fund	—	—	—	—	89	89
Total plan assets at fair value	$1,160	$65,295	$66,455	$738	$80,877	$81,615
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
Transfers Between Levels
Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period. No material transfers between levels occurred during the fiscal year ended December 31, 2022.
Future Contributions
In 2023, the Company does not expect to make additional contributions to the plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flows
Estimated future benefit payments under the Company's pension plans as of December 31, 2022 are as follows (in thousands):

2023	$5,385
2024	4,071
2025	4,698
2026	4,020
2027	3,908
2027 to 2031	20,752
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
    Attached as exhibits to this Form 10-K are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the internal controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
    An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
    During the three months ended December 31, 2022 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the

COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
    Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
    Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of the end of 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.
ITEM 9B.    OTHER INFORMATION
    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive officers, refer to the section entitled “Information about our Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a)(1) Consolidated Financial Statements
    This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
    (a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$521,620	$531,923	$484,834
Additions	41,782	14,395	53,761
Reductions	(15,145)	(24,698)	(6,672)
Ending balance	$548,257	$521,620	$531,923
Allowance for credit losses
Beginning balance	$1,304	$2,912	$4,005
Additions	1,397	822	2,422
Write-offs	(1,279)	(2,430)	(3,515)
Ending balance	$1,422	$1,304	$2,912
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

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2007.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on December 9, 2022.
4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
4.2
Base Indenture, dated as of September 11, 2018, by and between Infinera Corporation and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.

4.3
First Supplemental Indenture, dated as of September 11, 2018, by and between Infinera Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.

4.4	Form of 2.125% Convertible Senior Notes due 2024 (included in Exhibit 4.3 incorporated by reference hereto).
4.5
Indenture, dated March 9, 2020, by and between Infinera Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020

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
4.9
Indenture, dated August 8, 2022, by and between Infinera Corporation and U.S. Bank Trust Company, National Association, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 00133486) filed with the SEC on August 8, 2022.

4.10	Form of 3.75% Convertible Senior Notes due 2028 (included in Exhibit 4.9 incorporated by reference hereto).
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

10.24*
Offer Letter between Infinera Corporation and Nicholas Walden dated January 3, 2020, incorporated herein by reference to Exhibit 10.27 of the Registrant's Annual Report in Form 10-K (No. 001-33486) filed with the SEC on March 4, 2020.

Exhibit No.	Description
10.25
Purchase Agreement, dated March 4, 2020, by and between Infinera Corporation and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020

10.26
Letter agreement, dated as of April 13, 2020, among Infinera Corporation, Oaktree Optical Holdings, L.P. and certain other parties, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on April 14, 2020

10.27
Loan, Guaranty and Security Agreement, dated as of June 24, 2022, by and among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 27, 2022.

10.28
First Amendment to Loan, Guaranty and Security Agreement, dated as of August 2, 2022, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 3, 2022.

10.29
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
Dated: February 27, 2023

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

Name and Signature	Title	Date

/s/ DAVID W. HEARD	Chief Executive Officer, Principal Executive Officer and Director	February 27, 2023
David W. Heard

/s/ NANCY ERBA	Chief Financial Officer, Principal Financial Officer	February 27, 2023
Nancy Erba

/s/ MICHAEL FERNICOLA	Chief Accounting Officer and Principal Accounting Officer	February 27, 2023
Michael Fernicola
/s/ GEORGE RIEDEL	Chairman of the Board	February 27, 2023
George Riedel

/s/ CHRISTINE BUCKLIN	Director	February 27, 2023
Christine Bucklin

/s/ GREG P. DOUGHERTY	Director	February 27, 2023
Greg P. Dougherty

/s/ SHARON HOLT	Director	February 27, 2023
Sharon Holt

/s/ ROOP K. LAKKARAJU	Director	February 27, 2023
Roop Lakkaraju

/s/ PAUL J. MILBURY	Director	February 27, 2023
Paul J. Milbury

/s/ AMY RICE	Director	February 27, 2023
Amy Rice
/s/ DAVID F. WELCH, PH.D.	Co-founder, Chief Innovation Officer and Director	February 27, 2023
David F. Welch, Ph.D.