Form 10-Q
period 2023-04-01
Infinera Corp
filed 2023-05-04
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2023, 225,615,552 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 1, 2023

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$163,765	$178,657
Short-term restricted cash	3,873	7,274
Accounts receivable, net	334,434	419,735
Inventory	412,940	374,855
Prepaid expenses and other current assets	155,228	152,451
Total current assets	1,070,240	1,132,972
Property, plant and equipment, net	177,007	172,929
Operating lease right-of-use assets	34,434	34,543
Intangible assets, net	40,661	47,787
Goodwill	233,774	232,663
Long-term restricted cash	2,096	3,272
Other long-term assets	40,174	44,972
Total assets	$1,598,386	$1,669,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,177	$304,880
Accrued expenses and other current liabilities	120,657	141,450
Accrued compensation and related benefits	59,666	78,849
Short-term debt, net	7,148	510
Accrued warranty	18,296	19,747
Deferred revenue	153,287	158,501
Total current liabilities	634,231	703,937
Long-term debt, net	661,739	667,719
Long-term accrued warranty	17,338	16,874
Long-term deferred revenue	22,263	23,178
Long-term deferred tax liability	2,365	2,348
Long-term operating lease liabilities	44,646	45,862
Other long-term liabilities	29,548	29,573
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of April 1, 2023 and December 31, 2022 Issued and outstanding shares – 224,832 as of April 1, 2023 and 220,408 as of December 31, 2022	225	220
Additional paid-in capital	1,925,060	1,901,491
Accumulated other comprehensive loss	(31,026)	(22,471)
Accumulated deficit	(1,708,003)	(1,699,593)
Total stockholders' equity	186,256	179,647
Total liabilities and stockholders’ equity	$1,598,386	$1,669,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Revenue:
Product	$314,820	$267,453
Services	77,255	71,421
Total revenue	392,075	338,874
Cost of revenue:
Cost of product	198,674	182,887
Cost of services	42,947	37,959
Amortization of intangible assets	3,556	6,231
Restructuring and other related costs	—	150
Total cost of revenue	245,177	227,227
Gross profit	146,898	111,647
Operating expenses:
Research and development	81,042	73,411
Sales and marketing	41,707	35,824
General and administrative	29,235	27,890
Amortization of intangible assets	3,589	3,746
Restructuring and other related costs	790	7,270
Total operating expenses	156,363	148,141
Loss from operations	(9,465)	(36,494)
Other income (expense), net:
Interest income	471	53
Interest expense	(6,800)	(4,992)
Other gain	10,956	6,020
Total other income, net	4,627	1,081
Loss before income taxes	(4,838)	(35,413)
Provision for income taxes	3,572	6,437
Net loss	$(8,410)	$(41,850)
Net loss per common share:
Basic	$(0.04)	$(0.20)
Diluted	$(0.04)	$(0.20)
Weighted average shares used in computing net loss per common share:
Basic	222,393	212,182
Diluted	222,393	212,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Net loss	$(8,410)	$(41,850)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,171)	(11,201)
Actuarial loss on pension liabilities	(447)	—
Amortization of actuarial (gain) loss	(937)	87
Net change in accumulated other comprehensive loss	(8,555)	(11,114)
Comprehensive loss	$(16,965)	$(52,964)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended April 1, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	1,775	2	8,734	—	—	8,736
Restricted stock units released	2,801	3	—	—	—	3
Shares withheld for tax obligations	(152)	—	(1,101)	—	—	(1,101)
Stock-based compensation	—	—	15,936	—	—	15,936
Other comprehensive loss	—	—	—	(8,555)	—	(8,555)
Net loss	—	—	—	—	(8,410)	(8,410)
Balance at April 1, 2023	224,832	$225	$1,925,060	$(31,026)	$(1,708,003)	$186,256

	Three Months Ended March 26, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
Cumulative-effect adjustment from adoption of ASU 2020-06			(196,493)		74,492	(122,001)
ESPP shares issued	1,234	1	8,880	—	—	8,881
Restricted stock units released	675	1	—	—	—	1
Shares withheld for tax obligations	(59)	—	(524)	—	—	(524)
Stock-based compensation	—	—	13,041	—	—	13,041
Other comprehensive loss	—	—	—	(11,114)	—	(11,114)
Net loss	—	—	—	—	(41,850)	(41,850)
Balance at March 26, 2022	213,231	$213	$1,851,002	$(15,610)	$(1,665,400)	$170,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Cash Flows from Operating Activities:
Net loss	$(8,410)	$(41,850)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,602	21,572
Non-cash restructuring charges and other related costs	136	5,390
Amortization of debt issuance costs	847	1,060
Operating lease expense	2,148	2,702
Stock-based compensation expense	15,651	12,939
Other, net	(1,037)	789
Changes in assets and liabilities:
Accounts receivable	86,239	81,816
Inventory	(38,555)	(1,979)
Prepaid expenses and other current assets	1,004	(23,481)
Accounts payable	(27,969)	(19,829)
Accrued expenses and other current liabilities	(44,749)	(14,351)
Deferred revenue	(6,676)	(8,990)
Net cash (used in) provided by operating activities	(1,769)	15,788
Cash Flows from Investing Activities:
Purchase of property and equipment	(16,809)	(16,059)
Net cash used in investing activities	(16,809)	(16,059)
Cash Flows from Financing Activities:
Repayment of mortgage payable	(127)	(121)
Payment of debt issuance cost	(154)	—
Payment of term license obligation	(2,323)	(1,418)
Principal payments on finance lease obligations	(227)	(400)
Proceeds from issuance of common stock	8,738	8,875
Tax withholding paid on behalf of employees for net share settlement	(1,100)	(524)
Net cash provided by financing activities	4,807	6,412
Effect of exchange rate changes on cash	(5,698)	(4,634)
Net change in cash, cash equivalents and restricted cash	(19,469)	1,507
Cash, cash equivalents and restricted cash at beginning of period	189,203	202,521
Cash, cash equivalents and restricted cash at end of period(1)	$169,734	$204,028

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,963	$1,967
Cash paid for interest	$10,931	$7,137
Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$10,229	$1,477
Transfer of inventory to fixed assets	$1,099	$2,037
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$7,134	$9,290
(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	April 1, 2023	March 26, 2022

Cash and cash equivalents	$163,765	$191,937
Short-term restricted cash	3,873	6,528
Long-term restricted cash	2,096	5,563
Total cash, cash equivalents and restricted cash	$169,734	$204,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Significant Accounting Policies
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates, assumptions and judgments made by management include inventory valuation, revenue recognition, accounting for income taxes, stock-based compensation, employee benefit and pension plans, manufacturing partner and supplier liabilities, allowances for sales returns, allowances for credit losses, useful life of intangibles and property, plant and equipment, impairment loss related to lease abandonment, accrued warranty, operating and finance lease liabilities, restructuring and other related costs and loss contingencies. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with inflation, disruption in the global economy and financial markets and the on-going effects of the coronavirus (“COVID-19”) pandemic. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
For the three-month periods ended April 1, 2023 and March 26, 2022, no customer accounted for 10% or more of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the three-months ended April 1, 2023 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
2.Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three-months ended April 1, 2023 and March 26, 2022, operating lease expense was $3.8 million and $9.3 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.8 million and $5.6 million, for the three-months ended April 1, 2023 and March 26, 2022, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three-months ended April 1, 2023 and March 26, 2022.

The following table presents current and long-term portion of operating lease liabilities as classified in the condensed consolidated balance sheets (in thousands):

	April 1, 2023	December 31, 2022
Accrued expenses and other current liabilities	$11,582	$10,948
Other long-term liabilities	44,646	45,862
Total operating lease liability	$56,228	$56,810
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase, or ownership transferring at the end of the term. As of April 1, 2023 and December 31, 2022, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $2.0 million and $1.9 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the three-month periods ended April 1, 2023 and March 26, 2022 was not material.
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of April 1, 2023 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$70,357	$1,006
Less: interest(1)	14,129	59
Present value of lease liabilities	$56,228	$947
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the three-months ended April 1, 2023 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	5.16 years	1.32 years
Weighted average discount rate	9.29%	7.82%
Cash paid for amounts included in the measurement of lease liabilities	$4,045	$227
Leased assets obtained in exchange for new lease liabilities	$1,846	$208

3.Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
United States	$237,035	$170,185
Other Americas	20,555	20,911
Europe, Middle East and Africa	93,250	108,611
Asia Pacific	41,235	39,167
Total revenue	$392,075	$338,874
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Direct	$262,862	$260,892
Indirect	129,213	77,982
Total revenue	$392,075	$338,874
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	April 1, 2023	December 31, 2022
Assets (Liabilities)
Accounts receivable, net	$334,434	$419,735
Contract assets	$65,174	$60,172
Deferred revenue	$(175,550)	$(181,679)
Revenue recognized for the three-months ended April 1, 2023 that was included in the deferred revenue balance at the beginning of the reporting period was $50.9 million. Revenue recognized for the three-months ended March 26, 2022 that was included in the deferred revenue balance at the beginning of the reporting period was $44.9 million. Changes in the contract asset and liability balances during the three-month periods ended April 1, 2023 and March 26, 2022 were not materially impacted by other factors.

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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized in the future as of April 1, 2023	$594,213	$238,535	$47,156	$10,664	$5,731	$6,427	$902,726

4.Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (as defined below and collectively referred to as "convertible senior notes") approximate their fair values. The fair value of convertible senior notes was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on March 31, 2023 (the last trading day of the quarter).

The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of April 1, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$855,088	$855,088	$—	$785,364	$785,364
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of April 1, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$85,000	$—	$85,000	$95,000	$—	$95,000
During the three-months ended April 1, 2023, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of April 1, 2023 and December 31, 2022, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of April 1, 2023.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements), the Company incurred facilities-related charges of $0.8 million and $5.6 million for the three-months ended April 1, 2023 and March 26, 2022, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs.

Cash and Cash Equivalents
As of April 1, 2023, the Company had $169.7 million of cash, cash equivalents and restricted cash, including $65.1 million of cash held by its foreign subsidiaries.
As of December 31, 2022, the Company had $189.2 million of cash, cash equivalents and restricted cash, including $65.9 million of cash held by its foreign subsidiaries.
The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

5.Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three-months ended April 1, 2023 (in thousands):

Balance as of December 31, 2022	$232,663
Foreign currency translation adjustments	1,111
Balance as of April 1, 2023	$233,774
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of April 1, 2023 and December 31, 2022 (in thousands, except for weighted average data):

	April 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	$112,550	$(78,954)	$33,596	3.3
Developed technology	153,312	(146,247)	7,065	0.5
Total intangible assets with finite lives	$265,862	$(225,201)	$40,661

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	$151,461	$(114,294)	$37,167	3.5
Developed technology	170,467	(159,847)	10,620	0.7
Total intangible assets with finite lives	$321,928	$(274,141)	$47,787
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expenses were $7.1 million and $10.0 million for the three-month periods ended April 1, 2023 and March 26, 2022, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of April 1, 2023 (in thousands):

		Fiscal Years
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Total future amortization expense	$40,661	$15,843	$9,025	$9,025	$6,768	$—	$—

6.Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the three-months ended April 1, 2023 (in thousands):

Balance as of December 31, 2022	$1,422
Additions(1)	266
Write offs(2)	(356)
Recoveries during the period	(322)
Other(3)	2
Balance as of April 1, 2023	$1,012
(1)The new additions during the three-months ended April 1, 2023 are primarily due to specific reserves.
(2)The write offs during the three-months ended April 1, 2023 are primarily amounts fully reserved previously.
(3)Primarily represents foreign currency translation adjustments.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three-months ended April 1, 2023 and March 26, 2022, the Company's recognized factoring related interest expense was approximately $0.3 million and $0.1 million, respectively. For the three-months ended April 1, 2023 and March 26, 2022, the Company's gross amount of trade accounts receivables sold were approximately $21.2 million and $24.0 million, respectively.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	April 1, 2023	December 31, 2022
Inventory
Raw materials	$67,601	$48,688
Work in process	71,750	66,591
Finished goods	273,589	259,576
Total inventory	$412,940	$374,855
Property, plant and equipment, net
Computer hardware	$47,514	$46,454
Computer software(1)	58,867	62,102
Laboratory and manufacturing equipment	306,600	297,261
Land and building	12,372	12,369
Furniture and fixtures	2,862	2,828
Leasehold and building improvements	50,042	50,360
Construction in progress	48,702	42,418
Subtotal	526,959	513,792
Less accumulated depreciation and amortization(2)	(349,952)	(340,863)
Total property, plant and equipment, net	$177,007	$172,929
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$22,881	$28,796
Taxes payable	41,676	42,757
Short-term operating and finance lease liability	12,364	11,701
Restructuring accrual	397	941
Other accrued expenses and other current liabilities	43,339	57,255
Total accrued expenses	$120,657	$141,450
(1)Included in computer software at April 1, 2023 and December 31, 2022 were $30.2 million and $29.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at April 1, 2023 and December 31, 2022 were $8.9 million and $9.0 million, respectively. Also included in computer software at April 1, 2023 and December 31, 2022 was $19.3 million and $24.2 million, respectively, related to term licenses. The unamortized term license costs at April 1, 2023 and December 31, 2022 was $7.1 million and $9.1 million, respectively.
(2)Depreciation expense was $12.5 million and $11.6 million (which includes depreciation of capitalized ERP cost of $0.9 million and $0.8 million, respectively) for the three-months ended April 1, 2023 and March 26, 2022, respectively. Also included in depreciation expense for three-months ended April 1, 2023 and March 26, 2022 was $2.2 million and $1.7 million, respectively, related to term licenses.
7.Restructuring and Other Related Costs
In 2021, the Company announced a plan to restructure certain international research and development operations (the "2021 Restructuring Plan"). The 2021 Restructuring Plan is substantially completed with the associated payments made in 2022. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
In the three-month periods ended April 1, 2023 and March 26, 2022, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. This was a result of restructuring initiatives undertaken in previous years.

The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	April 1, 2023		March 26, 2022
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$—	$—	$140	$1,461
Lease related impairment charges	—	786	—	5,641
Others	—	4	10	168
Total	$—	$790	$150	$7,270
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Others	Total
Balance at December 31, 2022	$792	$—	$149	$941
Charges	—	786	4	790
Cash Payments	(562)	(633)	(4)	(1,199)
Non-Cash Settlements and Other	15	(153)	3	(135)
Balance at April 1, 2023	$245	$—	$152	$397
As of April 1, 2023, the Company's restructuring liability was primarily comprised of $0.3 million related to the 2021 Restructuring Plan and $0.1 million related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans, which was substantially completed in previous years. The liability related to the 2021 Restructuring Plan is expected to be paid by the end of 2023.
8.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the three-months ended April 1, 2023 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Total
Balance at December 31, 2022	$(49,632)	$27,161	$(22,471)
Other comprehensive loss before reclassifications	(7,171)	(447)	(7,618)
Amounts reclassified from accumulated other comprehensive loss	—	(937)	(937)
Net current-period other comprehensive loss	(7,171)	(1,384)	(8,555)
Balance at April 1, 2023	$(56,803)	$25,777	$(31,026)

9.Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three-month periods ended April 1, 2023 and March 26, 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2023	March 26, 2022
Net loss	$(8,410)	$(41,850)
Weighted average common shares outstanding - basic and diluted	222,393	212,182
Net loss per common share - basic and diluted	$(0.04)	$(0.20)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Convertible senior notes	40,100	69,930
Restricted stock units	15,582	17,887
Performance stock units	3,685	2,824
Employee stock purchase plan shares	—	1,095
Total	59,367	91,736
The Company uses the if-converted method for calculating any potential dilutive effect of the convertible senior notes. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three-month periods ended April 1, 2023 and March 26, 2022, because the effect would have been anti-dilutive.

10.Debt
The following is a summary of the Company's debt as of April 1, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$101.9	$102.7	September 2024
2027 Notes	—	196.1	200.0	March 2027
2028 Notes	—	363.7	373.8	August 2028
Mortgage	7.1	—	7.1	March 2024
Total Debt	$7.1	$661.7	$683.6
The following is a summary of the Company's debt as of December 31, 2022 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$101.7	$102.7	September 2024
2027 Notes	—	195.9	200.0	March 2027
2028 Notes	—	363.3	373.8	August 2028
Mortgage	0.5	6.8	7.3	March 2024
Total Debt	$0.5	$667.7	$683.8
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"). In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022, the Company issued $373.8 million aggregate principal amount of 3.75% Convertible Senior Notes due 2028 (the "2028 Notes," and together with the 2024 Notes and 2027 Notes, the “convertible senior notes”). The 2024 Notes bear interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. No sinking fund is provided for the convertible senior notes.
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three-months ended April 1, 2023. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three-months ended April 1, 2023.
Interest Expense
The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs on the Company's convertible senior notes (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Contractual interest expense	$5,299	$3,388
Amortization of debt issuance costs	785	767
Total interest expense	$6,084	$4,155
The issuance cost related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.7%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 17 months, 47 months, and 64 months, respectively.

The net carrying amount of the convertible senior notes as of April 1, 2023 and as of December 31, 2022 was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	April 1, 2023	December 31, 2022	April 1, 2023	December 31, 2022	April 1, 2023	December 31, 2022
Principal	$102,652	$102,652	$200,000	$200,000	$373,650	$373,750
Unamortized issuance costs	(789)	(926)	(3,887)	(4,121)	(9,987)	(10,401)
Net carrying amount	$101,863	$101,726	$196,113	$195,879	$363,663	$363,349
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
The Loan Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Loan Agreement also contains customary covenants that limit the ability of the Company to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of April 1, 2023, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $1.2 million, which are recorded as a deferred asset and will be amortized to interest expense using a straight-line method over the term of the Credit Facility.
As of April 1, 2023, the Company had availability of $133.4 million under the Credit Facility. As of April 1, 2023, the Loan Agreement included a $50.0 million letter of credit subfacility and $19.1 million letters of credit issued and outstanding.
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
As of April 1, 2023, $7.1 million of the loan remained outstanding and is included in short-term debt, net in the condensed consolidated balance sheets.

11.Commitments and Contingencies
The following table sets forth commitments and contingencies related to the Company's various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter

Operating leases(1)(2)	$70,357	$12,226	$15,481	$13,747	$10,338	$7,979	$10,586
Finance lease obligations(3)	1,006	624	268	91	23	—	—
2028 Notes, including interest(4)	450,836	7,007	14,016	14,016	14,016	14,016	387,765
2027 Notes, including interest(4)	220,000	2,500	5,000	5,000	5,000	202,500	—
2024 Notes, including interest(4)	105,924	1,091	104,833	—	—	—	—
Mortgage Payable, including interest(4)	7,415	586	6,829	—	—	—	—
Total contractual obligations	$855,538	$24,034	$146,427	$32,854	$29,377	$224,495	$398,351
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.7 million and $4.9 million as of April 1, 2023 and December 31, 2022, respectively. Of the $4.7 million as of April 1, 2023, $4.6 million is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets. The remainder is classified as accrued expenses and other current liabilities.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(4)See Note 10, "Debt" to the notes to condensed consolidated financial statements for more information.
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts that through certain products the Company infringed on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleges that NextGen is entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
In addition to the matter described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its condensed consolidated financial position, results of operations or cash flows.

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of April 1, 2023 and December 31, 2022, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
12.Stockholders’ Equity
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

In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, May 2018, May 2019, May 2020, May 2021 and May 2022, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares, 1.5 million shares, 7.3 million shares, 8.1 million shares, 4.4 million shares and 8.5 million shares, respectively. As of April 1, 2023, the Company reserved a total of 43.7 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Equity Incentive Plan (the "2007 Plan") that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled and there are no outstanding grants under the 2007 Plan.
Stock-based Compensation Plans
As described above, the Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs, as well as an ESPP for all eligible employees.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	12,588	$8.13	$84,847
RSUs granted	5,931	$7.34
RSUs released	(2,801)	$8.45	$20,343
RSUs canceled	(137)	$8.25
Outstanding at April 1, 2023	15,581	$7.77	120,914

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,559	$7.40	$17,251
PSUs granted	1,835	$7.26
PSUs canceled	(708)	$5.89
Outstanding at April 1, 2023	3,686	$7.62	$28,603
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $7.76 at March 31, 2023 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet fully amortized, of the Company’s equity compensation plans as of April 1, 2023. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$105,199	2.33
PSUs	$26,268	2.11

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
	April 1, 2023	March 26, 2022
Volatility	60%	39%
Risk-free interest rate	4.98%	0.67%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.37	$2.21
Stock-based compensation expense related to ESPP for the three-months ended April 1, 2023 was approximately $1.6 million, and for three-months ended March 26, 2022 was approximately $1.3 million.
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three-months ended April 1, 2023 was approximately $13.0 million, and for the three-months ended March 26, 2022 was approximately $10.9 million.
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
The following table summarizes by grant year, the Company’s PSU activity for the three-months ended April 1, 2023 (in thousands):

	Total Number of Performance Stock Units	2020	2021	2022	2023
Outstanding at December 31, 2022	2,559	1,058	602	899	—
PSUs granted	1,835	—	—	—	1,835
PSUs canceled	(708)	(708)	—	—	—
Outstanding at April 1, 2023	3,686	350	602	899	1,835
Stock-based compensation expense related to PSUs for the three-month periods ended April 1, 2023 and March 26, 2022 was approximately $1.4 million and $0.9 million, respectively.

Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	April 1, 2023	December 31, 2022
Stock-based compensation effects in inventory	$4,267	$3,979

	Three Months Ended
	April 1, 2023	March 26, 2022
Income tax benefit associated with stock-based compensation	$1,984	$2,226
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,276	$1,889
Research and development	5,623	4,841
Sales and marketing	3,594	2,767
General and administration	4,158	3,442
Total stock-based compensation expense	$15,651	$12,939
13.Income Taxes
Income taxes for the three-months ended April 1, 2023 represented a tax expense of $3.6 million on pre-tax losses of $4.8 million. This compared to a tax expense of $6.4 million on pre-tax losses of $35.4 million for the three-months ended March 26, 2022. Provision for income taxes decreased by approximately $2.8 million for the three-months ended April 1, 2023, compared to the corresponding period in 2022 as a result of a decrease in income taxes and withholding taxes in foreign jurisdictions, primarily driven by elimination of the withholding tax in Germany due to an internal restructuring of the Company's supply chain and customer-facing entities.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. As of April 1, 2023, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
14.Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (the "CEO”). The CEO reviews financial information presented on a condensed consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity as a provider of optical transport networking equipment, software and related services. Accordingly, the Company is considered a single reporting segment and operating unit structure.

Revenue by geographic region is based on the shipping address of the customer. For more information regarding revenue disaggregated by geography, see Note 3, “Revenue Recognition” to the notes to condensed consolidated financial statements.
Additionally, the following table sets forth the Company's property, plant and equipment, net by geographic region (in thousands):

	April 1, 2023	December 31, 2022
United States	$160,032	$156,065
Other Americas	3,022	2,908
Europe, Middle East and Africa	10,286	10,285
Asia Pacific	3,667	3,671
Total property, plant and equipment, net	$177,007	$172,929
15.Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Beginning balance	$36,621	$44,310
Charges to operations	5,237	5,975
Utilization	(5,194)	(5,709)
Change in estimate(1)	(1,030)	(4,991)
Balance at the end of the period	$35,634	$39,585
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
Letters of Credit and Bank Guarantees
The Company had $24.5 million and $24.7 million of standby letters of credit, bank guarantees and surety bonds outstanding as of April 1, 2023 and December 31, 2022, respectively. Details are provided in the table below (in thousands).

	April 1, 2023	December 31, 2022
Customer performance guarantees	$19,406	$20,903
Value added tax license	2,307	1,434
Property leases	2,769	2,398
Total	$24,482	$24,735
Of the $19.4 million related to customer performance guarantees as of April 1, 2023, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million. Of the $20.9 million related to customer performance guarantees as of December 31, 2022, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million.
As of April 1, 2023, of the aforementioned standby letters of credit and bank guarantees outstanding, $5.2 million was backed by cash collateral.

16.Pension and Post-Retirement Benefit Plans
As a result of the acquisition of Telecom Holding Parent LLC (the "Acquisition"), the Company acquired a number of post-employment plans in Germany, as well as a number of smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. The defined benefit plans expose the Company to actuarial risks such as investment risk, interest rate risk, life expectancy risk and salary risk. The characteristics of the defined benefit plans and the risks associated with them vary depending on legal, fiscal and economic requirements.
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Service cost	$67	$80
Interest cost	769	333
Expected return on plan assets	(654)	(780)
Amortization of actuarial (gain) loss	(937)	87
Total net periodic benefit cost	$(755)	$(280)
The service cost component is included in operating expenses in the Company's condensed consolidated statements of operations. All other components are included in Other income (expense), net in the Company's condensed consolidated statements of operations.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the proportion of revenue derived from sales of our vertically integrated products; demand growth for additional network capacity and the level and timing of customer capital spending; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; the extent to which the ongoing COVID-19 pandemic or other public health concerns could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; progress and remaining payments under the 2021 Restructuring Plan; the impact of new customer network footprint on our gross margin; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed on February 27, 2022. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview
We are a semiconductor manufacturer and global supplier of networking solutions comprised of networking equipment, optical semiconductors, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, coherent optical engines and subsystems, a suite of networking and automation software offerings, and support and professional services. Leveraging our U.S.-based compound semiconductor fab and in-house packaging capabilities, we design, develop, and manufacture industry-leading indium phosphide-based photonic integrated circuits ("PICs") for use in our vertically integrated, high-capacity optical communications products.
Our customers include operators of fixed and mobile networks, including telecommunications service providers, internet content providers ("ICPs"), cable providers, wholesale carriers, research and educational institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, Internet of Things ("IoT"), business Ethernet services and data center interconnect ("DCI").
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using indium phosphide ("InP"). This technology is used in telecommunications networks to transmit massive amounts of data and power, critical communications services like 5G, enhanced broadband, and high-capacity data center connectivity. We have made significant investments in our unique research, development, fabrication, and packaging facilities, including our optical compound semiconductor fab in Silicon Valley. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation technology has made it possible to transmit information at a rate of 800 gigabits per second ("Gb/s") using a single laser.
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
The large-scale integration of our PICs and advanced digital signal processors ("DSPs") enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These solutions include features that customers care about the most, including reduced cost per bit, lower footprint and power consumption, and improved performance, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the core, 400 Gb/s in the metro, and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and a lower cost structure.

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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three-months ended April 1, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	April 1, 2023		March 26, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$314,820	80%	$267,453	79%	$47,367	18%
Services	77,255	20%	71,421	21%	5,834	8%
Total revenue	$392,075	100%	$338,874	100%	$53,201	16%
Cost of revenue:
Product	$198,674	51%	$182,887	55%	$15,787	9%
Services	42,947	11%	37,959	10%	4,988	13%
Amortization of intangible assets	3,556	1%	6,231	2%	(2,675)	(43)%
Restructuring and other related costs	—	—%	150	—%	(150)	(100)%
Total cost of revenue	$245,177	63%	$227,227	67%	$17,950	8%
Gross profit	$146,898	37%	$111,647	33%	$35,251	32%
Revenue
Total product revenue increased by $47.4 million, or 18%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022. This year-over-year increase in revenue was driven by the ramp of new products, particularly ICE6, led by growth in the ICP and other service provider verticals, partially offset by decreased revenue from our Tier 1 vertical and continued supply constraints.
Total services revenue increased by $5.8 million, or 8%, for the three-months ended April 1, 2023 compared to the corresponding period in 2022. The increase in revenue is due to an increase in both maintenance and professional services revenue.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	April 1, 2023		March 26, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$237,035	60%	$170,185	50%	$66,850	39%
International	155,040	40%	168,689	50%	(13,649)	(8)%
	$392,075	100%	$338,874	100%	$53,201	16%
Total revenue by sales channel:
Direct	$262,862	67%	$260,892	77%	$1,970	1%
Indirect	129,213	33%	77,982	23%	51,231	66%
	$392,075	100%	$338,874	100%	$53,201	16%

Domestic revenue increased by $66.9 million, or 39%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022, driven primarily by increased revenue from our ICP and other service provider verticals.

International revenue decreased by $13.6 million, or 8%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022, driven primarily by decreased revenue from customers in our EMEA region.
Direct revenue increased by $2.0 million, or 1%, and indirect revenue increased by $51.2 million, or 66%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022. The increase in indirect revenue was driven by ICP customers who purchased through our indirect sales channel and increases from our other service provider vertical.
Cost of Revenue and Gross Margin
Gross profit was $146.9 million during the three-months ended April 1, 2023, with gross margin increasing to 37% compared to 33% in the corresponding period in 2022. In the three-months ended April 1, 2023, the increase was driven by the ramp of new vertically integrated products, particularly ICE6, and ongoing cost improvement and quality initiatives, partially offset by higher costs related to component price increases.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.7 million, or 43%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022. The decrease was due to certain developed technology assets that were fully amortized in 2022.
Restructuring and Other Related Costs
Restructuring and other related costs primarily consisting of severance and other related costs primarily reflect the substantial completion of our 2021 Restructuring Plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	April 1, 2023		March 26, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$81,042	21%	$73,411	22%	$7,631	10%
Sales and marketing	41,707	11%	35,824	11%	5,883	16%
General and administrative	29,235	7%	27,890	8%	1,345	5%
Amortization of intangible assets	3,589	1%	3,746	1%	(157)	(4)%
Restructuring and other related costs	790	—%	7,270	2%	(6,480)	(89)%
Total operating expenses	$156,363	40%	$148,141	44%	$8,222	6%
Research and Development Expenses
Research and development expenses increased by $7.6 million, or 10% during the three-months ended April 1, 2023 compared to the corresponding period in 2022. The increase during the three-months ended April 1, 2023 was primarily attributable to higher employee-related expenses, material costs, depreciation and equipment costs related to bringing our new technologies to market and investments in future technologies.
Sales and Marketing Expenses
Sales and marketing expenses increased by $5.9 million, or 16%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022. These increases were primarily attributable to higher employee-related expenses, increased travel costs as COVID-related restrictions eased, spending on trial equipment and higher marketing costs related to the resumption of in-person trade shows partially offset by lower fees for outside professional services.

General and Administrative Expenses
General and administrative expenses increased by $1.3 million, or 5%, during the three-months ended April 1, 2023 compared to the corresponding period in 2021, driven primarily by higher employee-related expenses and outside professional services, partially offset by decreases in litigation settlement costs, tax expenses and bad debt recoveries.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.2 million, or 4%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022.
Restructuring and Other Related Costs
Restructuring and other related costs decreased by $6.5 million, or 89%, during the three-months ended April 1, 2023, compared to the corresponding period in 2022. The decrease was primarily due to lower lease related impairment charges and the substantial completion of the 2021 restructuring plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Other Income (Expense), Net

	Three Months Ended
	April 1, 2023	March 26, 2022	Change	% Change
	(In thousands)
Interest income	$471	$53	$418	789%
Interest expense	(6,800)	(4,992)	(1,808)	36%
Other gain	10,956	6,020	4,936	(82)%
Total other income, net	$4,627	$1,081	$3,546	(328)%
Interest income increased $0.4 million or 789% compared to the corresponding period in 2022, primarily due to the investments in money market funds.
Interest expense increased $1.8 million, or 36% compared to the corresponding period in 2022, primarily due to the issuance of the 2028 Notes, offset by the partial repurchase of our 2024 Notes in August 2022. See Note 10, “Debt” to the notes to condensed consolidated financial statements for more information.
Other gain, increased by $4.9 million, or 82%, during the three-months ended April 1, 2023 compared to the corresponding period in 2022, primarily due to unrealized foreign exchange gain driven by foreign currency exchange rate changes.
Income Tax Provision
Income taxes for the three-months ended April 1, 2023 represented a tax expense of $3.6 million on pre-tax losses of $4.8 million. This compared to a tax expense of $6.4 million on pre-tax losses of $35.4 million for the three-months ended March 26, 2022. Provision for income taxes decreased by approximately $2.8 million during the three-months ended April 1, 2023, compared to the corresponding period in 2022 as a result of a decrease in income taxes and withholding taxes in foreign jurisdictions, primarily driven by elimination of the withholding tax in Germany due to an internal restructuring of our supply chain and customer-facing entities.
Our effective tax rate was lower for the three-months ended April 1, 2023, due to an internal restructuring of our supply chain and customer-facing entities. Among other things, the new structure aligned and consolidated the exploitation of our intellectual property and the allocation of the associated commercial risk and reward with the customer-facing entities that manage our supply chain.

Liquidity and Capital Resources

	Three Months Ended
	April 1, 2023	March 26, 2022

	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$(1,769)	$15,788
Investing activities	$(16,809)	$(16,059)
Financing activities	$4,807	$6,412

	April 1, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$163,765	$178,657
Restricted cash	5,969	10,546
	$169,734	$189,203
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the three-months ended April 1, 2023 was $1.8 million compared to $15.8 million net cash provided by operating activities for the corresponding period in 2022.
Net loss during the three-months ended April 1, 2023 was $8.4 million, which included non-cash charges of $37.3 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs, operating lease expense, and stock-based compensation, compared to a net loss during the three-months ended March 26, 2022 of $41.9 million, which included non-cash charges of $44.5 million.
Net cash used in working capital was $30.7 million during the three-months ended April 1, 2023. Accounts receivable decreased by $86.2 million due to timing of collections and seasonally lower customer billings due to lower revenue. Inventory levels increased by $38.6 million primarily due to our efforts to purchase more inventory to manage lead time challenges resulting from the industry-wide supply chain environment. Accounts payable decreased by $28.0 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses decreased by $44.7 million primarily due to payout of management bonuses, timing of other compensation related expenses and tax payments. Deferred revenue decreased by $6.7 million primarily due to amortization of maintenance renewals during the period.
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
Investing Activities
Net cash used in investing activities during the three-months ended April 1, 2023 was $16.8 million, entirely for the purchase of property and equipment.
Net cash used in investing activities during the three-months ended March 26, 2022 was $16.1 million, entirely for the purchase of property and equipment.

Financing Activities
Net cash provided by financing activities during the three-months ended April 1, 2023 was $4.8 million compared to net cash provided by financing activities of $6.4 million in the corresponding period of 2022. Financing activities during the three-months ended April 1, 2023 primarily included net proceeds of $8.7 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by $2.3 million term license purchases, and tax withholdings in the amount of $1.1 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities during the three-months ended March 26, 2022 was $6.4 million. Financing activities during the three-months ended March 26, 2022 primarily included net proceeds of $8.9 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $1.4 million term license purchase, $0.4 million payments on finance lease obligations, and tax withholdings in the amount of $0.5 million paid on behalf of certain employees for net share settlements of RSUs.
Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the interest payments on our convertible senior notes and the Credit Facility for at least 12 months. If the impact to our business and financial position of the supply chain challenges and disruptions in the global economy, banking sector and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives and potential transactions for efficiently funding our capital expenditures, ongoing operations and servicing our existing debt. We may, subject to market conditions and other considerations, from time to time engage in a variety of financing transactions for such purposes, including the issuance or incurrence of additional debt and the refinancing of existing debt. We may not be able to secure timely additional financing, or refinance existing debt, on favorable terms or at all. The terms of any additional financings or refinance may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
For more information regarding the convertible senior notes, see Note 10, “Debt” to the notes to condensed consolidated financial statements. Refer to Note 11, "Commitment and Contingencies" to the notes to the condensed consolidated financial statements for future payment obligations.
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

As of April 1, 2023, we had no drawings on the Credit Facility and we had availability of $133.4 million under the Credit Facility. For more information regarding the Credit Facility, see Note 10, “Debt” to the notes to condensed consolidated financial statements.
As of April 1, 2023, we had $169.7 million of cash, cash equivalents and restricted cash including $65.1 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the quarters ended April 1, 2023 and March 26, 2022. See Note 15, “Guarantees” to the notes to condensed consolidated financial statements for further information.
Off-Balance Sheet Arrangements
As of April 1, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Exchange Rate Risk
There have been no material changes to the foreign currency exchange rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Interest Rate Risk
There have been no material changes to the interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that, as of April 1, 2023, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three-months ended April 1, 2023 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth above in Part 1, Item 1, Note 11 under the heading "Commitments and Contingencies – Legal Matters" is incorporated herein by reference.

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
•Supply chain and logistics issues, including delays, shortages, longer than normal lead times, unfavorable contractual terms, components that have been discontinued and increased costs, and our dependency on sole source, limited source or high-cost suppliers, could harm our business and operating results.
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
•We are subject to counterparty risk with respect to the Capped Calls (as defined below).

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
•the price, quality, lead times, timing of delivery and availability of key components from suppliers, including any price or shipping cost increases or delays in the supply of components that may result from supply disruptions as well as impacts due to consolidations amongst our suppliers;
•changes in customers’ budgets for optical transport network purchases and changes or variability in their purchasing cycles;
•fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, customer consolidation, which may affect our ability to grow revenue, and products powered by our next-generation technologies, which initially tend to be lower margin due to higher per unit production costs and may have greater variability in production yields;
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
•order cancellations or reductions or delays in delivery schedules by our customers;
•any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation, as well as aggressive pricing tactics by our competitors;
•our ability to manage inventory while timely meeting customer demand and avoiding charges for excess or obsolete inventory;
•readiness of customers for installation of our products, which has been impacted by the effects of global supply chain disruptions;
•any delay in collecting or failure to collect accounts receivable;
•the timing of revenue recognition and revenue deferrals;
•any future changes in U.S. GAAP or new interpretations of existing accounting rules;
•the impact of a significant natural disaster or public health emergency, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and

•general economic, market and political conditions in domestic and international markets, including those related to any policy changes by the federal government or by the presidential administration in the United States, and other factors beyond our control, including the ongoing effects of continuing inflation, high interest rates and the COVID-19 pandemic and related response measures.
Our ability to increase our revenue will depend upon continued growth of demand by consumers and businesses for additional network capacity, on the level and timing of capital spending by our customers, and on the continued demand for our services support.
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
Revenue we receive for our services offerings is highly dependent on product sales and the implementation processes of our customers. If our customers have internal services teams or if our products such as our pluggables do not otherwise require our services support, our revenue related to services and our related gross margins may be impacted and our results of operations may be harmed.
Any delays in the development, introduction or acceptance of our new products or in releasing enhancements to our existing products may harm our business.
Our products are based on complex technologies, including, in many cases, the development of next-generation PICs, DSPs and specialized application-specific integrated circuits ("ASICs"), each of which are key components of our optical engines. In addition, we may also depend on technologies from outside suppliers, all of which may cause us to experience unanticipated delays in developing, improving, manufacturing or deploying our products. The development process for our optical engines is lengthy, and any modifications entail significant development cost and risks.
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
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our optical engines as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, which are subject to these development risks. In addition, unexpected intellectual property disputes, inability to obtain licenses to utilize third party development tools or other intellectual property on commercially acceptable terms, failure of critical design elements, limited or constrained engineering resources, changes in product designs and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we have longer development lead times than our competitors for comparable products, or if we do not develop and successfully introduce or enhance products ahead of our competitors or in a timely manner, including the successful development of our next generation optical engine, our competitive position will suffer.
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
•marketing product availability on aggressive timelines to influence customer purchasing decisions;
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
Supply chain and logistics issues, including delays, shortages, longer than normal lead times, unfavorable contractual terms, components that have been discontinued and increased costs, and our dependency on sole source, limited source or high-cost suppliers, could harm our business and operating results.

We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions that began in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages, longer than normal lead times, unfavorable contractual terms relating to refundability and cancellation, components that have been discontinued and increased costs. These supply disruptions have negatively impacted our revenue and our results of operations. For example, shortages of and longer lead times for certain key components have adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. The global supply chain for components for our products, especially for semiconductor components, continues to experience shortages and increased costs, despite lead times beginning to lessen in duration. These shortages and increased costs are expected to continue throughout 2023. We cannot predict with certainty the scope, magnitude or duration of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional or long-term purchase commitments with our suppliers or by holding higher levels of inventory, could negatively impact our cash flow and financial results if we do not accurately forecast customer demand or if our customers change their purchasing patterns in response to the evolving supply chain environment. Further, the lead times required for these mitigation efforts may not allow us to take advantage of market price decreases or meet increased customer demand in a timely manner.
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, materials shortages, lower than expected yields, deployment delays, geopolitical-related disruptions, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components or cause us to transition such products to end-of-life status sooner than planned. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. If any of these developments were to occur, we may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product and engineering costs and deployment delays that could harm our business and customer relationships. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. For example, during 2022, several of our materials suppliers with manufacturing facilities near Shanghai, China were affected by COVID-19-related quarantines, which have since been lifted. At certain times, these quarantines led to delayed shipments to certain of our contract manufacturers, which subsequently constrained the ability of these contract manufacturers to supply certain components to us on a timely basis. Disruptions to global macroeconomic conditions may also make it more difficult for us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.

The markets in which we compete are highly competitive and we may not be able to compete effectively.
The optical networking equipment market is competitive. Our main competitors include DWDM system suppliers, such as ADVA Optical Networking, Ciena Corporation, Cisco Systems, Ribbon Communications Inc., Huawei Technologies Co., Ltd., Nokia and ZTE. In addition, there are several other companies that offer one or more products that partially compete with our offerings. Moreover, other companies have developed, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations. For example, in March 2021, Cisco completed its acquisition of optical communications supplier Acacia Communications.
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
Some of our competitors have substantially greater name recognition and technical, financial, sales and marketing resources. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, customizing product features specific to certain geographic requirements and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels or have the ability to provide financing to customers, which could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and could, therefore, have an inherent advantage in selling products to those customers.
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as supply chain disruptions affecting our customers or us. For example, in 2022, we experienced project delays due to incomplete customer readiness and the unavailability of certain customer resources and customer furnished prerequisites required for project implementation. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended April 1, 2023, our top ten customers accounted for approximately 46% of our total revenue and no customer accounted for 10% or more of the Company's total revenue. For 2022, our top ten customers accounted for approximately 48% of our total revenue and one customer accounted for 11% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new large and medium customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products are complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products was fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it could severely limit our ability to deliver and sell our products or support new product development. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, a public health crisis like the COVID-19 pandemic, work stoppage or otherwise, for any extended period of time, could cause our business, financial condition and results of operations to be harmed.
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
Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could also harm our relationships with our customers, our business and our results of operations. Additionally, if we are unable to fully utilize our own manufacturing facilities, this may also reduce our efficiency and lower our gross margins.

If we lose key personnel or fail to attract, upskill and retain qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom will be approaching retirement age in the next decade and many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must also hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract, upskill and retain highly skilled and diverse personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to a strong labor market with a competitive wage environment and attrition or a decline in the pool of available talent. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to identify, attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.
The effects of the ongoing COVID-19 pandemic or other public health concerns could have a material adverse effect on our business, manufacturing operations and results of operations.
The impact of the COVID-19 pandemic or other public health concerns on our business and results of operations in the future remains uncertain and is dependent in part on infection, morbidity and disability rates, the emergence of new viruses, the continued effectiveness and availability of vaccinations, and broader global macroeconomic developments. During the COVID-19 pandemic, we at times temporarily closed or substantially limited the presence of personnel in some of our offices, implemented travel restrictions and modified our participation in various industry events. The COVID-19 pandemic also at times contributed to delays in certain operational processes, and it led to disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. It also led to capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 or other infections or quarantines among our employees and service providers, or if we face continued supply chain disruption or curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources in the future due to the effects of the COVID-19 pandemic or other public health concerns, and their impacts on our customers, suppliers, third-party service providers and capital markets.
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
•risks related to dependency on certain contract manufacturers;
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
We rely on a number of third-party service partners, both domestic and international, to complement our global operations. We rely upon these partners for certain installation, maintenance, logistics and support functions. Services provided by these partners typically relate to the design, construction and operation of customer networks. Over time, the scope of work performed by our service partners is likely to increasingly include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products. The vetting and certification of these partners, particularly outside the U.S., can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Additionally, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:
•delays in recognizing revenue;
•liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our service partners;
•our services revenue and gross margin may be adversely affected; and
•our relationships with customers could suffer.
If we do not effectively manage our relationships with third-party service partners, or if they fail to perform the services we request in the manner or time required, our financial results and relationships with our customers could be adversely affected.
We must respond to rapid technological change and comply with evolving industry standards and requirements for our products to be successful.
The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed. We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors will continue to improve the performance of their existing products and introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must increase our understanding of competitive dynamics in our markets, better anticipate future customer requirements and continue to invest significant resources in research and development, sales and marketing, and customer support. The demand for investment resources may also increase as the technologies we develop and utilize become more complex. If we do not anticipate these future customer requirements and invest in the technologies necessary to enable us to have and sell the appropriate solutions, our competitive position and future sales may be limited, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to undertake these investments and we may not be able to make the technological advances necessary to be competitive and successful in the markets we serve.

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
If we overestimate market demand for our products, including as a result of customers changing their purchasing patterns in response to the evolving supply chain environment, and, as a result, increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory. This could result in increased risk of obsolescence and significant inventory write-downs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products, cause delays in shipments and our ability to recognize revenue, and result in potential loss of customers to competitors. In addition, we may be unable to meet our supply commitments to customers, which could result in a loss of certain customer opportunities or a breach of our customer agreements.

Actions that we are taking or may in the future take to restructure our business to cut costs and align our operating structure with current or future opportunities may not be as effective as anticipated and may have negative consequences.
We have incurred, and may in the future incur, substantial costs in connection with restructuring plans. Although these restructuring initiatives may be taken to improve our operating efficiency and to reallocate resources to align more closely with our evolving business model and current and future opportunities, they may not result in the benefits we anticipate. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational and litigation risks. Our past restructuring plans do not provide any assurance that we will realize anticipated cost savings or other benefits from any restructuring plans we implement. In addition, restructuring plans may have other consequences, such as attrition beyond any planned reductions in workforce or a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Restructuring presents other potential significant risks such as the actual or perceived disruption of service or reduction in service standards to customers, loss of sales, the failure to preserve supplier relationships and diversion of management attention. In addition, as a result of these restructuring actions, our ability to execute on product development, address key market opportunities or meet customer demand could be materially and adversely affected. Further, any anticipated benefits from these restructuring initiatives may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. As a result, current or future restructuring plans may affect our revenue and other operating results.
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
In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand for optical communications products and slowdowns in the telecommunications industry in which we operate. Such slowdowns may result in:
•reduced or delayed demand for our products as a result of constraints on capital spending by our customers;
•increased price competition for our products, not only from our competitors, but also as a result of the utilization of inventoried or underutilized products by our customers or potential customers, which could put additional downward pressure on our near-term gross profits;
•risk of excess or obsolete inventories;
•our customers facing financial difficulties, including bankruptcy;
•delayed collections of accounts receivable amounts or payment defaults;
•excess internal manufacturing capacity and higher associated overhead costs as a percentage of revenue; and
•more limited ability to accurately forecast our business, operating capital needs and future financial performance.
The COVID-19 pandemic created significant uncertainty in global macroeconomic conditions and capital markets, credit markets, and, in particular, supply chains continue to experience high levels of disruption, volatility and uncertainty. High inflation, high interest rates, the recent collapse of several financial institutions, and other signs of economic disruption, have also contributed to adverse global macroeconomic conditions. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products.

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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of the Capped Calls (as defined below) to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued convertible senior notes due March 1, 2027 (the “2027 Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. In August 2022, we issued convertible senior notes due August 1, 2028 (the “2028 Notes” and, together with the 2024 Notes and the 2027 Notes, the “convertible senior notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing, or restructure existing debt, on favorable terms, or at all, and may be affected by the impacts on capital markets of global economic uncertainty, uncertainty in the financial and banking industry and inflationary pressures. The terms of any additional financings or restructurings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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
As of April 1, 2023, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $102.7 million, $200.0 million and $373.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the United States and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the year ended December 31, 2022, less than 1% of our revenue was derived from customers in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:
•greater difficulty in collecting accounts receivable and longer collection periods;

•difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with having multiple international locations;
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
The United States recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to repurchases of stock by U.S. corporations, including certain transactions with the Capped Calls (as defined below). Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The Council of the European Union has adopted this initiative by European Union member states by December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Any changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and 15 tax years, respectively. This provision may materially increase our effective tax rate and reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits.
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
We depend on our ability to protect our proprietary technology. We rely on a combination of methods to protect our intellectual property, including limiting access to certain information, and utilizing trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may be inadequate to preclude misappropriation or unauthorized disclosure of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation, unauthorized disclosure or infringement is uncertain, particularly in countries outside of the United States. This is likely to become an increasingly important issue as we expand our operations, product offerings and product development into countries that provide a lower level of intellectual property protection. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with a competitive advantage, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.

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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Part I, Item 1, Note 11 under the heading “Legal Matters.”
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
There has been an increased focus on environmental, social and governance ("ESG") matters that affect companies globally, including by the SEC. A number of our customers have adopted, or may adopt, procurement policies that include environmental or social responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both, incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate ESG responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or meet the requirements of our customers and investors, a customer may stop purchasing products from us, an investor may sell their shares or take legal action against us or a governmental entity may levy a penalty or take legal or regulatory action against us, which could harm our reputation, revenue and results of operations.

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 4, 2023