Form 10-Q
period 2023-07-01
Infinera Corp
filed 2023-08-09
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 04, 2023, 226,923,770 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED July 1, 2023

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$163,007	$178,657
Short-term restricted cash	2,449	7,274
Accounts receivable, net	325,647	419,735
Inventory	427,386	374,855
Prepaid expenses and other current assets	136,776	152,451
Total current assets	1,055,265	1,132,972
Property, plant and equipment, net	190,596	172,929
Operating lease right-of-use assets	32,104	34,543
Intangible assets, net	33,558	47,787
Goodwill	227,459	232,663
Long-term restricted cash	1,303	3,272
Other long-term assets	45,852	44,972
Total assets	$1,586,137	$1,669,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279,641	$304,880
Accrued expenses and other current liabilities	116,766	141,450
Accrued compensation and related benefits	71,678	78,849
Short-term debt, net	7,022	510
Accrued warranty	18,793	19,747
Deferred revenue	135,511	158,501
Total current liabilities	629,411	703,937
Long-term debt, net	675,992	667,719
Long-term accrued warranty	16,604	16,874
Long-term deferred revenue	21,549	23,178
Long-term deferred tax liability	2,268	2,348
Long-term operating lease liabilities	42,340	45,862
Other long-term liabilities	30,795	29,573
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of July 1, 2023 and December 31, 2022 Issued and outstanding shares – 226,488 as of July 1, 2023 and 220,408 as of December 31, 2022	226	220
Additional paid-in capital	1,942,477	1,901,491
Accumulated other comprehensive loss	(47,259)	(22,471)
Accumulated deficit	(1,728,266)	(1,699,593)
Total stockholders' equity	167,178	179,647
Total liabilities and stockholders’ equity	$1,586,137	$1,669,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue:
Product	$299,624	$284,852	$614,444	$552,305
Services	76,604	73,133	153,859	144,554
Total revenue	376,228	357,985	768,303	696,859
Cost of revenue:
Cost of product	188,166	204,122	386,840	387,009
Cost of services	41,733	38,421	84,680	76,380
Amortization of intangible assets	3,537	6,229	7,093	12,460
Restructuring and other related costs	—	13	—	163
Total cost of revenue	233,436	248,785	478,613	476,012
Gross profit	142,792	109,200	289,690	220,847
Operating expenses:
Research and development	79,346	78,635	160,388	152,046
Sales and marketing	41,624	35,329	83,331	71,153
General and administrative	31,159	30,150	60,394	58,040
Amortization of intangible assets	3,523	3,667	7,112	7,413
Restructuring and other related costs	1,431	1,133	2,221	8,403
Total operating expenses	157,083	148,914	313,446	297,055
Loss from operations	(14,291)	(39,714)	(23,756)	(76,208)
Other income (expense), net:
Interest income	717	104	1,188	157
Interest expense	(7,387)	(7,252)	(14,187)	(12,244)
Other gain (loss), net	7,170	(3,520)	18,126	2,500
Total other income (expense), net	500	(10,668)	5,127	(9,587)
Loss before income taxes	(13,791)	(50,382)	(18,629)	(85,795)
Provision for income taxes	6,472	5,339	10,044	11,776
Net loss	$(20,263)	$(55,721)	$(28,673)	$(97,571)
Net loss per common share:
Basic	$(0.09)	$(0.26)	$(0.13)	$(0.46)
Diluted	$(0.09)	$(0.26)	$(0.13)	$(0.46)
Weighted average shares used in computing net loss per common share:
Basic	225,922	215,509	224,159	213,846
Diluted	225,922	215,509	224,159	213,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net loss	$(20,263)	$(55,721)	$(28,673)	$(97,571)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16,973)	(14,009)	(24,144)	(25,210)
Actuarial loss on pension liabilities	—	—	(447)	—
Amortization of actuarial (gain) loss	740	82	(197)	169
Net change in accumulated other comprehensive loss	(16,233)	(13,927)	(24,788)	(25,041)
Comprehensive loss	$(36,496)	$(69,648)	$(53,461)	$(122,612)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended July 1, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	224,832	$225	$1,925,060	$(31,026)	$(1,708,003)	$186,256
Restricted stock units released	1,744	1	—	—	—	1
Shares withheld for tax obligations	(88)	—	(567)	—	—	(567)
Stock-based compensation	—	—	17,984	—	—	17,984
Other comprehensive loss	—	—	—	(16,233)	—	(16,233)
Net loss	—	—	—	—	(20,263)	(20,263)
Balance at July 1, 2023	226,488	$226	$1,942,477	$(47,259)	$(1,728,266)	$167,178

	Six Months Ended July 1, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	1,775	2	8,734	—	—	8,736
Restricted stock units released	4,545	4	—	—	—	4
Shares withheld for tax obligations	(240)	—	(1,668)	—	—	(1,668)
Stock-based compensation		—	33,920	—	—	33,920
Other comprehensive loss	—	—	—	(24,788)	—	(24,788)
Net loss	—	—	—	—	(28,673)	(28,673)
Balance at July 1, 2023	226,488	$226	$1,942,477	$(47,259)	$(1,728,266)	$167,178

	Three Months Ended June 25, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 26, 2022	213,231	$213	$1,851,002	$(15,610)	$(1,665,400)	$170,205
Restricted stock units released	3,419	3	—	—	—	3
Shares withheld for tax obligations	(219)	—	(1,860)	—	—	(1,860)
Stock-based compensation	—	—	17,858	—	—	17,858
Other comprehensive loss	—	—	—	(13,927)	—	(13,927)
Net loss	—	—	—	—	(55,721)	(55,721)
Balance at June 25, 2022	216,431	$216	$1,867,000	$(29,537)	$(1,721,121)	$116,558

	Six Months Ended June 25, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(196,493)	—	74,492	(122,001)
ESPP shares issued	1,234	1	8,880	—	—	8,881
Restricted stock units released	4,094	4	—	—	—	4
Shares withheld for tax obligations	(278)	—	(2,390)	—	—	(2,390)
Stock-based compensation	—	—	30,905	—	—	30,905
Other comprehensive loss	—	—	—	(25,041)	—	(25,041)
Net loss	—	—	—	—	(97,571)	(97,571)
Balance at June 25, 2022	216,431	$216	$1,867,000	$(29,537)	$(1,721,121)	$116,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
Cash Flows from Operating Activities:
Net loss	$(28,673)	$(97,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	39,401	42,706
Non-cash restructuring charges and other related costs	1,155	5,657
Amortization of debt issuance costs and discount	2,108	4,124
Operating lease expense	4,279	4,987
Stock-based compensation expense	33,649	30,722
Other, net	(682)	868
Changes in assets and liabilities:
Accounts receivable	94,216	50,396
Inventory	(53,162)	(22,225)
Prepaid expenses and other current assets	11,377	(31,934)
Accounts payable	(28,023)	2,120
Accrued expenses and other current liabilities	(50,699)	(24,335)
Deferred revenue	(25,295)	(22,146)
Net cash used in operating activities	(349)	(56,631)
Cash Flows from Investing Activities:
Purchase of property and equipment	(27,582)	(26,726)
Net cash used in investing activities	(27,582)	(26,726)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes, net of discount	98,751	—
Repayment of 2024 Notes	(83,446)	—
Proceeds from asset-based revolving credit facility	—	80,000
Repayment of asset-based revolving credit facility	—	(40,000)
Repayment of mortgage payable	(253)	(245)
Payment of debt issuance cost	(2,030)	(783)
Payment of term license obligation	(5,505)	(3,643)
Principal payments on finance lease obligations	(471)	(577)
Proceeds from issuance of common stock	8,738	8,875
Tax withholding paid on behalf of employees for net share settlement	(1,668)	(2,384)
Net cash provided by financing activities	14,116	41,243
Effect of exchange rate changes on cash	(8,629)	(5,225)
Net change in cash, cash equivalents and restricted cash	(22,444)	(47,339)
Cash, cash equivalents and restricted cash at beginning of period	189,203	202,521
Cash, cash equivalents and restricted cash at end of period(1)	$166,759	$155,182

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$8,983	$4,435
Cash paid for interest	$11,076	$7,995
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$375	$365
Property and equipment included in accounts payable and accrued liabilities	$16,068	$390

Transfer of inventory to fixed assets	$1,207	$3,705
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$10,276	$7,343
(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	July 1, 2023	June 25, 2022

Cash and cash equivalents	$163,007	$130,856
Short-term restricted cash	2,449	21,142
Long-term restricted cash	1,303	3,184
Total cash, cash equivalents and restricted cash	$166,759	$155,182

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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates, assumptions and judgments made by management include inventory valuation, revenue recognition, accounting for income taxes, stock-based compensation, employee benefit and pension plans, manufacturing partner and supplier liabilities, allowances for sales returns, allowances for credit losses, useful life of intangibles and property, plant and equipment, impairment loss related to lease abandonment, accrued warranty, operating and finance lease liabilities, restructuring and other related costs and loss contingencies. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with inflation, disruption in the global economy and financial markets and the ongoing effects of the coronavirus (“COVID-19”) pandemic. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
For the three-months ended July 1, 2023, one customer accounted for 13% of the Company's total revenue and for the six-months ended July 1, 2023, no customer accounted for 10% or more of the Company's total revenue. For the three-months ended June 25, 2022, one customer accounted for 11% of the Company's total revenue and for the six-months ended June 25, 2022, no customer accounted for 10% or more of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the six-months ended July 1, 2023 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
2.Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three- and six-months ended July 1, 2023, operating lease expense was $4.4 million and $8.2 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $1.4 million and $2.2 million, for the three- and six-months ended July 1, 2023, respectively. For the three- and six-months ended June 25, 2022, operating lease expense was $4.0 million and $13.3 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.8 million and $6.5 million, for the three- and six-months ended June 25, 2022, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and six-month periods ended July 1, 2023 and June 25, 2022.

The following table presents current and long-term portion of operating lease liabilities as classified in the condensed consolidated balance sheets (in thousands):

	July 1, 2023	December 31, 2022
Accrued expenses and other current liabilities	$11,773	$10,948
Other long-term liabilities	42,340	45,862
Total operating lease liability	$54,113	$56,810
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase, or ownership transferring at the end of the term. As of July 1, 2023 and December 31, 2022, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $5.9 million and $1.9 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the three- and six-month periods ended July 1, 2023 and June 25, 2022 was not material.
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of July 1, 2023 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$67,214	$5,781
Less: interest(1)	13,101	881
Present value of lease liabilities	$54,113	$4,900
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the six-months ended July 1, 2023 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	4.98 years	4.32 years
Weighted average discount rate	9.31%	9.75%
Cash paid for amounts included in the measurement of lease liabilities	$8,157	$471
Leased assets obtained in exchange for new lease liabilities	$2,782	$4,363

3.Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
United States	$217,114	$181,530	$454,149	$351,715
Other Americas	23,157	32,825	43,712	53,736
Europe, Middle East and Africa	85,643	103,838	178,893	212,449
Asia Pacific	50,314	39,792	91,549	78,959
Total revenue	$376,228	$357,985	$768,303	$696,859
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Direct	$237,584	$273,719	$500,446	$534,611
Indirect	138,644	84,266	267,857	162,248
Total revenue	$376,228	$357,985	$768,303	$696,859
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	July 1, 2023	December 31, 2022
Assets (Liabilities)
Accounts receivable, net	$325,647	$419,735
Contract assets	$40,702	$60,172
Deferred revenue	$(157,060)	$(181,679)
Revenue recognized for the three- and six-months ended July 1, 2023 that was included in the deferred revenue balance at the beginning of the reporting period was $44.4 million and $95.3 million, respectively. Revenue recognized for the three- and six-months ended June 25, 2022 that was included in the deferred revenue balance at the beginning of the reporting period was $25.6 million and $70.5 million, respectively. Changes in the contract asset and liability balances during the three- and six-month periods ended July 1, 2023 and June 25, 2022 were not materially impacted by other factors.

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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized in the future as of July 1, 2023	$458,009	$195,529	$37,718	$10,658	$5,375	$4,676	$711,965

4.Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (as defined below and collectively referred to as "convertible senior notes") approximate their fair values. The fair value of convertible senior notes was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on June 30, 2023 (the last trading day of the quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of July 1, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$678,291	$678,291	$—	$785,364	$785,364
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of July 1, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$80,000	$—	$80,000	$95,000	$—	$95,000
During the six-months ended July 1, 2023, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of July 1, 2023 and December 31, 2022, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of July 1, 2023.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements), the Company incurred facilities-related charges of $1.4 million and $2.2 million for the three- and six-months ended July 1, 2023, respectively. The Company incurred facilities-related charges of $0.8 million and $6.5 million for the three- and six-months ended June 25, 2022, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs. See Note 7, "Restructuring and Other Related Costs" to the notes to condensed consolidated financial statements for more information.

Cash and Cash Equivalents
As of July 1, 2023, the Company had $166.8 million of cash, cash equivalents and restricted cash, including $69.1 million of cash held by its foreign subsidiaries.
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

5.Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six-months ended July 1, 2023 (in thousands):

Balance as of December 31, 2022	$232,663
Foreign currency translation adjustments	(5,204)
Balance as of July 1, 2023	$227,459
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of July 1, 2023 and December 31, 2022 (in thousands, except for weighted average data):

	July 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$110,903	$(80,872)	$30,031	3.2
Developed technology	149,932	(146,405)	3,527	0.2
Total intangible assets with finite lives	$260,835	$(227,277)	$33,558

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	$151,461	$(114,294)	$37,167	3.5
Developed technology	170,467	(159,847)	10,620	0.7
Total intangible assets with finite lives	$321,928	$(274,141)	$47,787
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expenses were $7.1 million and $14.2 million for the three- and six-months ended July 1, 2023, respectively. Amortization expenses were $9.9 million and $19.9 million for the three- and six-months ended June 25, 2022, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of July 1, 2023 (in thousands):

		Fiscal Years
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Total future amortization expense	$33,558	$8,739	$9,025	$9,025	$6,769	$—	$—

6.Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the six-months ended July 1, 2023 (in thousands):

Balance as of December 31, 2022	$1,422
Additions(1)	266
Write offs(2)	(386)
Recoveries during the period	(333)
Other(3)	3
Balance as of July 1, 2023	$972
(1)The new additions during the six-months ended July 1, 2023 are primarily due to specific reserves.
(2)The write offs during the six-months ended July 1, 2023 are primarily amounts fully reserved previously.
(3)Primarily represents foreign currency translation adjustments.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and six-months ended July 1, 2023, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.4 million, respectively. For the three- and six-months ended June 25, 2022, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.2 million, respectively.
For the three- and six-months ended July 1, 2023, the Company's gross amount of trade accounts receivables sold were approximately $13.2 million and $34.4 million, respectively. For the three- and six-months ended June 25, 2022, the Company's gross amount of trade accounts receivables sold were approximately $18.7 million and $42.6 million, respectively.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	July 1, 2023	December 31, 2022
Inventory
Raw materials	$85,444	$48,688
Work in process	71,880	66,591
Finished goods	270,062	259,576
Total inventory	$427,386	$374,855
Property, plant and equipment, net
Computer hardware	$48,036	$46,454
Computer software(1)	69,868	62,102
Laboratory and manufacturing equipment	337,015	297,261
Land and building	12,372	12,369
Furniture and fixtures	2,842	2,828
Leasehold and building improvements	51,222	50,360
Construction in progress	30,534	42,418
Subtotal	551,889	513,792
Less accumulated depreciation and amortization(2)	(361,293)	(340,863)
Total property, plant and equipment, net	$190,596	$172,929
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$21,258	$28,796
Taxes payable	39,186	42,757
Short-term operating and finance lease liability	13,100	11,701
Restructuring accrual	322	941
Other accrued expenses and other current liabilities	42,900	57,255
Total accrued expenses	$116,766	$141,450
(1)Included in computer software at July 1, 2023 and December 31, 2022 were $34.6 million and $29.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at July 1, 2023 and December 31, 2022 were $12.0 million and $9.0 million, respectively. Also included in computer software at July 1, 2023 and December 31, 2022 was $25.7 million and $24.2 million, respectively, related to term licenses. The unamortized term license costs at July 1, 2023 and December 31, 2022 was $11.2 million and $9.1 million, respectively.
(2)Depreciation expense was $12.7 million and $25.2 million (which includes depreciation of capitalized ERP cost of $1.3 million and $2.2 million, respectively) for the three- and six-months ended July 1, 2023, respectively. Also included in depreciation expense for the three- and six-months ended July 1, 2023 was $2.2 million and $4.4 million, respectively, related to term licenses. Depreciation expense was $11.2 million and $22.8 million (which includes depreciation of capitalized ERP cost of $0.7 million and $1.5 million, respectively) for the three- and six-months ended June 25, 2022, respectively. Also included in depreciation expense for the three- and six-months ended June 25, 2022 was $1.8 million and $3.5 million, respectively, related to term licenses.
7.Restructuring and Other Related Costs
In 2021, the Company announced a plan to restructure certain international research and development operations (the "2021 Restructuring Plan"). The 2021 Restructuring Plan is substantially completed. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
In the three- and six-month periods ended July 1, 2023 and June 25, 2022, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. This was a result of restructuring initiatives undertaken in previous years.

The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	July 1, 2023		June 25, 2022
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$—	$—	$4	$296
Lease related impairment charges	—	1,375	—	818
Others	—	56	9	19
Total	$—	$1,431	$13	$1,133

	Six Months Ended
	July 1, 2023		June 25, 2022
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$—	$—	$144	$1,757
Lease related impairment charges	—	2,161	—	6,459
Others	—	60	19	187
Total	$—	$2,221	$163	$8,403
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Others	Total
Balance at December 31, 2022	$792	$—	$149	$941
Charges	—	2,161	60	2,221
Cash Payments	(632)	(993)	(60)	(1,685)
Non-Cash Settlements and Other	10	(1,168)	3	(1,155)
Balance at July 1, 2023	$170	$—	$152	$322
As of July 1, 2023, the Company's restructuring liability was primarily comprised of $0.3 million related to the 2021 Restructuring Plan. The liability related to the 2021 Restructuring Plan is expected to be paid by the end of 2023.
8.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the six-months ended July 1, 2023 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Total
Balance at December 31, 2022	$(49,632)	$27,161	$(22,471)
Other comprehensive loss before reclassifications	(24,144)	(447)	(24,591)
Amounts reclassified from accumulated other comprehensive loss	—	(197)	(197)
Net current-period other comprehensive loss	(24,144)	(644)	(24,788)
Balance at July 1, 2023	$(73,776)	$26,517	$(47,259)

9.Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three- and six-month periods ended July 1, 2023 and June 25, 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net loss	$(20,263)	$(55,721)	$(28,673)	$(97,571)
Weighted average common shares outstanding - basic and diluted	225,922	215,509	224,159	213,846
Net loss per common share - basic and diluted	$(0.09)	$(0.26)	$(0.13)	$(0.46)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Convertible senior notes	35,116	66,886	37,608	68,408
Restricted stock units	14,212	14,838	14,897	16,363
Performance stock units	3,675	2,799	3,680	2,811
Employee stock purchase plan shares	212	308	106	701
Total	53,215	84,831	56,291	88,283
The Company uses the if-converted method for calculating any potential dilutive effect of the convertible senior notes. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three- and six-month periods ended July 1, 2023 and June 25, 2022, because the effect would have been anti-dilutive.

10.Debt
The following is a summary of the Company's debt as of July 1, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$18.7	$18.7	September 2024
2027 Notes	—	196.4	200.0	March 2027
2028 Notes	—	460.9	473.8	August 2028
Mortgage	7.0	—	7.0	March 2024
Total Debt	$7.0	$676.0	$699.5
The following is a summary of the Company's debt as of December 31, 2022 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$101.7	$102.7	September 2024
2027 Notes	—	195.9	200.0	March 2027
2028 Notes	—	363.3	373.8	August 2028
Mortgage	0.5	6.8	7.3	March 2024
Total Debt	$0.5	$667.7	$683.8
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"). In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022 and in June 2023, the Company issued $373.8 million and $100.0 million, respectively, aggregate principal amounts of 3.75% Convertible Senior Notes due 2028 (together, the "2028 Notes," and together with the 2024 Notes and 2027 Notes, the “convertible senior notes”). The 2024 Notes bear interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. No sinking fund is provided for the convertible senior notes.
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three- and six-months ended July 1, 2023. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three- and six-months ended July 1, 2023.
Exchange and Repurchase
In June 2023, the Company issued $100.0 million in additional aggregate principal (the "Additional 2028 Notes") amount of its currently outstanding 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes"). The Additional 2028 Notes were issued under an indenture dated as of August 8, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Additional 2028 Notes constitute a further issuance of, and form a single series with, the Existing 2028 Notes issued on August 8, 2022 in the aggregate principal amount of $373.8 million and have substantially identical terms, including conversion rate, conversion price, convertible dates, redemption rights, conditions for conversion, settlement provisions and ranking.
The net proceeds to the Company from this issuance of Additional 2028 Notes were approximately $96.5 million after deducting the placement agent's fee, other debt issuance costs and discount. The Company used approximately $84.0 million of the net proceeds from this issuance to repurchase approximately $83.9 million in aggregate principal amount, which included accrued and unpaid interest, of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the

2024 Notes participating in the issuance of the Additional 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the Additional 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. The Company recorded an immaterial loss on extinguishment of debt in interest expense, in the condensed consolidated statements of operations for the three- and six-months ended July 1, 2023, which includes the write-off of the related deferred issuance costs.
Interest Expense
The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs on the Company's convertible senior notes (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Contractual interest expense	$5,370	$3,390	$10,669	$6,778
Amortization of debt issuance costs and discount	1,659	772	2,444	1,539
Total interest expense	$7,029	$4,162	$13,113	$8,317
The issuance cost and discount related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at an effective interest rates of 2.6%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs and discount will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 14 months, 44 months, and 61 months, respectively.
The net carrying amount of the convertible senior notes as of July 1, 2023 and as of December 31, 2022 was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022
Principal	$18,747	$102,652	$200,000	$200,000	$473,750	$373,750
Unamortized issuance costs and discount	—	(926)	(3,650)	(4,121)	(12,854)	(10,401)
Net carrying amount	$18,747	$101,726	$196,350	$195,879	$460,896	$363,349
Asset-based revolving credit facility
On June 24, 2022, the Company entered into a Loan, Guaranty and Security Agreement (as amended, the “Loan Agreement”) with the lenders party thereto, and Bank of America, N.A., as agent. The Loan Agreement provides for a senior secured asset-based revolving credit facility of up to $200 million (the "Credit Facility"), which the Company may draw upon from time to time. The Company may increase the total commitments under the revolving credit facility by up to an additional $100 million, subject to certain conditions. In addition, the Loan Agreement provides for a $50 million letter of credit subfacility and a $20 million swingline loan facility.
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
Outstanding borrowings accrue interest at floating rates plus an applicable margin of 1.25% to 1.75% for Term Secured Overnight Financing Rate loans and 0.25% to 0.75% for base rate loans. The unused line fee rate payable on the unused portion of the Credit Facility is equal to 0.25% per annum based on utilization of the Credit Facility.

The Loan Agreement also contains certain customary affirmative and negative covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of July 1, 2023, the Company was in compliance with all covenants under the Loan Agreement.
As of July 1, 2023, the Company had availability of $152.1 million under the Credit Facility. As of July 1, 2023, the Loan Agreement included a $50.0 million letter of credit subfacility and $22.2 million of letters of credit were issued and outstanding.
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
As of July 1, 2023, $7.0 million of the loan remained outstanding and is included in short-term debt, net in the condensed consolidated balance sheets.
11.Commitments and Contingencies
The following table sets forth commitments and contingencies related to the Company's various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter

Operating leases(1)(2)	$67,214	$8,218	$15,655	$13,893	$10,532	$8,212	$10,704
Finance lease obligations(3)	5,781	569	1,305	1,128	1,008	959	812
2028 Notes, including interest(4)	570,044	7,465	17,766	17,766	17,766	17,766	491,515
2027 Notes, including interest(4)	220,000	2,500	5,000	5,000	5,000	202,500	—
2024 Notes, including interest(4)	19,343	198	19,145	—	—	—	—
Mortgage Payable, including interest(4)	7,220	391	6,829	—	—	—	—
Total contractual obligations	$889,602	$19,341	$65,700	$37,787	$34,306	$229,437	$503,031
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.7 million and $4.9 million as of July 1, 2023 and December 31, 2022, respectively. Of the $4.7 million as of July 1, 2023, $4.5 million is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets. The remainder is classified as accrued expenses and other current liabilities.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of July 1, 2023 and December 31, 2022, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
12.Stockholders’ Equity
2016 Equity Incentive Plan
In May 2023, the stockholders approved amendments to the 2016 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by an additional 8.1 million shares. As of July 1, 2023, the Company reserved a total of 51.8 million shares of common stock under this plan.
Stock-based Compensation Plans
As described above, the Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs, as well as an ESPP for all eligible employees.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	12,588	$8.13	$84,847
RSUs granted	6,470	$7.19
RSUs released	(4,544)	$8.25	$30,927
RSUs canceled	(302)	$8.06
Outstanding at July 1, 2023	14,212	$7.67	68,644

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,559	$7.40	$17,251
PSUs granted	1,835	$7.26
PSUs canceled	(718)	$5.91
Outstanding at July 1, 2023	3,676	$7.62	$17,754
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $4.83 at June 30, 2023 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet fully amortized, of the Company’s equity compensation plans as of July 1, 2023. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$93,022	2.16
PSUs	$23,474	2.44

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Volatility	60%	39%	60% - 63%	38% - 39%
Risk-free interest rate	4.98%	0.67%	3.12% - 4.98%	0.05% - 0.67%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.37	$2.21	$1.91 - $2.37	$2.21- $2.22
Stock-Based Compensation
The following table summarizes the stock-based compensation expense related to ESPP, RSUs, and PSUs (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
ESPP	$1,491	$1,125	$3,072	$2,376
RSUs	$13,800	$15,061	$26,771	$25,997
PSUs	$2,682	$1,575	$4,069	$2,537
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	July 1, 2023	December 31, 2022
Stock-based compensation effects in inventory	$4,256	$3,979

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Income tax benefit associated with stock-based compensation	$2,207	$2,609	$4,191	$4,835
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,881	$2,594	$5,157	$4,483
Research and development	6,200	6,652	11,823	11,493
Sales and marketing	4,071	4,047	7,665	6,814
General and administration	4,845	4,490	9,003	7,932
Total stock-based compensation expense	$17,997	$17,783	$33,648	$30,722
13.Income Taxes

Income taxes for the three- and six-months ended July 1, 2023 represented a tax expense of $6.5 million and $10.0 million on pre-tax losses of $13.8 million and $18.6 million, respectively. This compared to a tax expense of $5.3 million and $11.8 million, on pre-tax losses of $50.4 million and $85.8 million for the three- and six-months ended June 25, 2022, respectively. Provision for income taxes increased by approximately $1.2 million during the three-months ended July 1, 2023 mainly driven by taxes on increased income and discrete items in foreign jurisdictions and decreased by approximately $1.8 million during the six-months ended July 1, 2023, compared to the corresponding period in 2022 as a result of a decrease in income taxes and withholding taxes in foreign jurisdictions due to an internal restructuring of the Company's supply chain and customer-facing entities.

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an ongoing basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. As of July 1, 2023, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
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
Additionally, the following table sets forth the Company's property, plant and equipment, net by geographic region (in thousands):

	July 1, 2023	December 31, 2022
United States	$171,976	$156,065
Other Americas	2,947	2,908
Europe, Middle East and Africa	10,201	10,285
Asia Pacific	5,472	3,671
Total property, plant and equipment, net	$190,596	$172,929

15.Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Beginning balance	$35,634	$39,585	$36,621	$44,310
Charges to operations	4,595	5,253	9,832	11,228
Utilization	(5,561)	(5,022)	(10,755)	(10,731)
Change in estimate(1)	729	(3,047)	(301)	(8,038)
Balance at the end of the period	$35,397	$36,769	$35,397	$36,769
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
Letters of Credit and Bank Guarantees
The Company had $25.1 million and $24.7 million of standby letters of credit, bank guarantees and surety bonds outstanding as of July 1, 2023 and December 31, 2022, respectively. Details are provided in the table below (in thousands).

	July 1, 2023	December 31, 2022
Customer performance guarantees	$20,883	$20,903
Value added tax license	2,308	1,434
Property leases	1,936	2,398
Total	$25,127	$24,735
Of the $20.9 million related to customer performance guarantees as of July 1, 2023, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million. Of the $20.9 million related to customer performance guarantees as of December 31, 2022, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million.
As of July 1, 2023, of the aforementioned standby letters of credit and bank guarantees outstanding, $2.7 million was backed by cash collateral.
16.Pension and Post-Retirement Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$84	$76	$151	$156
Interest cost	781	314	1,550	647
Expected return on plan assets	(664)	(739)	(1,318)	(1,519)
Amortization of actuarial (gain) loss	740	82	(197)	169
Total net periodic benefit cost	$941	$(267)	$186	$(547)

The service cost component is included in operating expenses in the Company's condensed consolidated statements of operations. All other components are included in Other income (expense), net in the Company's condensed consolidated statements of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the competitive advantages derived from sales of our vertically integrated products; demand growth for additional network capacity, the level and timing of customer capital spending and the impact on customer demand from customers holding excess inventory beyond normalized levels; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; the impact of new customer network footprint on our gross margin; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; the extent to which public health emergencies could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; expectations about the outcome of legal proceedings; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed on February 27, 2022. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Our customers include operators of fixed and mobile networks, including telecommunications service providers, internet content providers ("ICPs"), cable providers, wholesale carriers, research and educational institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, Internet of Things, business Ethernet services and data center interconnect.
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
Our high-speed optical transport platforms are differentiated by the Infinite Capacity Engine (ICE), our optical engine technology. The large-scale integration of our PICs and advanced digital signal processors ("DSPs") enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These solutions include features that customers care about the most, including reduced cost per bit, lower footprint and power consumption, and improved performance, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the core, 400 Gb/s in the metro, and 100 Gb/s in the access market segment. Our ICE6 solution, for example, is capable of delivering 1.6Tb/s (2x 800 Gb/s wavelengths) in a single optical engine. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and a lower cost structure.
We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (the "Acquisition"), a privately held global supplier of open network solutions for the largest global network operators. These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables designed to seamlessly address the rapidly growing market for point-to-point solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, highly differentiated, and vertically integrated coherent optical engines.

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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six-months ended July 1, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Inflation, macroeconomic challenges and instability in the financial markets continue to create uncertainty. However, we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	July 1, 2023		June 25, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$299,624	80%	$284,852	80%	$14,772	5%
Services	76,604	20%	73,133	20%	3,471	5%
Total revenue	$376,228	100%	$357,985	100%	$18,243	5%
Cost of revenue:
Product	$188,166	50%	$204,122	56%	$(15,956)	(8)%
Services	41,733	11%	38,421	11%	3,312	9%
Amortization of intangible assets	3,537	1%	6,229	2%	(2,692)	(43)%
Restructuring and other related costs	—	—%	13	—%	(13)	(100)%
Total cost of revenue	$233,436	62%	$248,785	69%	$(15,349)	(6)%
Gross profit	$142,792	38%	$109,200	31%	$33,592	31%

	Six Months Ended
	July 1, 2023		June 25, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$614,444	80%	$552,305	79%	$62,139	11%
Services	153,859	20%	144,554	21%	9,305	6%
Total revenue	$768,303	100%	$696,859	100%	$71,444	10%
Cost of revenue:
Product	$386,840	50%	$387,009	55%	$(169)	—%
Services	84,680	11%	76,380	11%	8,300	11%
Amortization of intangible assets	7,093	1%	12,460	2%	(5,367)	(43)%
Restructuring and other related costs	—	—%	163	—%	(163)	(100)%
Total cost of revenue	$478,613	62%	$476,012	68%	$2,601	1%
Gross profit	$289,690	38%	$220,847	32%	$68,843	31%
Revenue
Total product revenue increased by $14.8 million, or 5%, during the three-months ended July 1, 2023 compared to the corresponding period in 2022. This year-over-year increase in revenue was driven by the continued ramp of ICE6, led by growth in the ICP and other service provider verticals, partially offset by decreased revenue from our Tier 1 vertical. Total product revenue increased by $62.1 million, or 11% during the six-months ended July 1, 2023 compared to the corresponding period in 2022. This year-over-year increase in revenue was driven by the continued ramp of ICE6, led by growth in the ICP and other service provider verticals, partially offset by decreased revenue from our Tier 1 vertical.

Total services revenue increased by $3.5 million, or 5%, for the three-months ended July 1, 2023 compared to the corresponding period in 2022, and increased by $9.3 million, or 6%, during the six-months ended July 1, 2023 compared to the corresponding periods in 2022. The increase in revenue is due to an increase primarily in maintenance revenue.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	July 1, 2023		June 25, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$217,114	58%	$181,530	51%	$35,584	20%
International	159,114	42%	176,455	49%	(17,341)	(10)%
	$376,228	100%	$357,985	100%	$18,243	5%
Total revenue by sales channel:
Direct	$237,584	63%	$273,719	76%	$(36,135)	(13)%
Indirect	138,644	37%	84,266	24%	54,378	65%
	$376,228	100%	$357,985	100%	$18,243	5%

	Six Months Ended
	July 1, 2023		June 25, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$454,149	59%	$351,715	50%	$102,434	29%
International	314,154	41%	345,144	50%	(30,990)	(9)%
	$768,303	100%	$696,859	100%	$71,444	10%
Total revenue by sales channel:
Direct	$500,446	65%	$534,611	77%	$(34,165)	(6)%
Indirect	267,857	35%	162,248	23%	105,609	65%
	$768,303	100%	$696,859	100%	$71,444	10%

    Domestic revenue increased by $35.6 million, or 20%, during the three-months ended July 1, 2023 compared to the corresponding period in 2022, driven primarily by increased revenue from our ICP and other service provider verticals. Domestic revenue increased by $102.4 million, or 29%, during the six-months ended July 1, 2023 compared to the corresponding period in 2022, driven primarily by increased revenue from our ICP and other service provider verticals.
International revenue decreased by $17.3 million, or 10%, during the three-months ended July 1, 2023 compared to the corresponding period in 2022, driven primarily by decreased revenue from customers in our EMEA region, partially offset by increased revenue in our Asia Pacific region. International revenue decreased by $31.0 million, or 9%, during the six-months ended July 1, 2023 compared to the corresponding period in 2022, driven primarily by decreased revenue from customers in our EMEA region, partially offset by increased revenue in our Asia Pacific region.

Direct revenue decreased by $36.1 million, or 13%, and indirect revenue increased by $54.4 million, or 65%, during the three-months ended July 1, 2023 compared to the corresponding period in 2022. The decrease in direct revenue was driven by customers in our Tier 1 and Cable verticals, while the increase in indirect revenue was primarily driven by customers in our ICP vertical who purchased through our indirect sales channel, together with increases in our other service provider vertical. Direct revenue decreased by $34.2 million, or 6%, and indirect revenue increased by $105.6 million, or 65%, during the six-months ended July 1, 2023 compared to the corresponding period in 2022. The decrease in direct revenue was driven by customers in our Tier 1 and Cable verticals, while the increase in indirect revenue was driven by customers in our ICP vertical who purchased through our indirect sales channel, together with increases in our other service provider vertical.
Cost of Revenue and Gross Margin
Gross profit was $142.8 million during the three-months ended July 1, 2023, with gross margin increasing to 38% compared to 31% in the corresponding period in 2022. Gross profit was $289.7 million during the six-months ended July 1, 2023, with gross margin increasing to 38% compared to 32% in the corresponding period in 2022. In the three- and six-months ended July 1, 2023, the increase was driven by the ramp of new vertically integrated products, particularly ICE6, ongoing cost improvement and quality initiatives, as well as lower supply chain costs. In addition, we had incurred $11.0 million and $13.7 million of charges as a result of the exit from certain product lines in the three- and six-months ended June 25, 2022, respectively, which we did not incur in the three- and six-months ended July 1, 2023.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.7 million, or 43%, during the three-months ended July 1, 2023, and by $5.4 million, or 43%, during the six-months ended July 1, 2023 compared to the corresponding periods in 2022. The decrease was due to certain developed technology assets that were fully amortized in 2022.
Restructuring and Other Related Costs
Restructuring and other related costs reflects the substantial completion of our 2021 Restructuring Plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	July 1, 2023		June 25, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$79,346	21%	$78,635	22%	$711	1%
Sales and marketing	41,624	11%	35,329	10%	6,295	18%
General and administrative	31,159	8%	30,150	8%	1,009	3%
Amortization of intangible assets	3,523	1%	3,667	1%	(144)	(4)%
Restructuring and other related costs	1,431	—%	1,133	—%	298	26%
Total operating expenses	$157,083	41%	$148,914	41%	$8,169	5%

	Six Months Ended
	July 1, 2023		June 25, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$160,388	21%	$152,046	22%	$8,342	5%
Sales and marketing	83,331	11%	71,153	10%	12,178	17%
General and administrative	60,394	8%	58,040	8%	2,354	4%
Amortization of intangible assets	7,112	1%	7,413	1%	(301)	(4)%
Restructuring and other related costs	2,221	—%	8,403	1%	(6,182)	(74)%
Total operating expenses	$313,446	41%	$297,055	42%	$16,391	6%
Research and Development Expenses
Research and development expenses increased by $0.7 million, or 1% during the three-months ended July 1, 2023, and increased by $8.3 million, or 5%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022. The increase was primarily attributable to higher employee-related expenses, material costs, and equipment costs related to bringing our new technologies to market and investments in future technologies.
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.3 million, or 18%, during the three-months ended July 1, 2023, and increased by $12.2 million, or 17%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022. These increases were primarily attributable to higher employee-related expenses related to our go-to-market investment, increased travel costs, spending on trial equipment and higher marketing costs related to the resumption of in-person trade shows partially offset by lower fees for outside professional services.

General and Administrative Expenses
General and administrative expenses increased by $1.0 million, or 3%, during the three-months ended July 1, 2023, and increased by $2.4 million, or 4%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022, driven primarily by higher employee-related expenses, partially offset by decreases in outside professional services.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.1 million, or 4%, during the three-months ended July 1, 2023, and decreased by $0.3 million, or 4%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022.
Restructuring and Other Related Costs
Restructuring and other related costs increased by $0.3 million, or 26%, during the three-months ended July 1, 2023, and decreased by $6.2 million, or 74%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022. The decrease during the six-month periods was primarily due to lower lease-related impairment charges and the substantial completion of the 2021 Restructuring Plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Other Income (Expense), Net

	Three Months Ended
	July 1, 2023	June 25, 2022	Change	% Change
	(In thousands)
Interest income	$717	$104	$613	589%
Interest expense	(7,387)	(7,252)	(135)	2%
Other gain (loss), net	7,170	(3,520)	10,690	304%
Total other income, net	$500	$(10,668)	$11,168	105%

	Six Months Ended
	July 1, 2023	June 25, 2022	Change	% Change
	(In thousands)
Interest income	$1,188	$157	$1,031	657%
Interest expense	(14,187)	(12,244)	(1,943)	16%
Other gain (loss), net	18,126	2,500	15,626	625%
Total other income, net	$5,127	$(9,587)	$14,714	153%
Interest income increased $0.6 million, or 589%, during the three-months ended July 1, 2023, and increased by $1.0 million, or 657%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022, primarily due to the investments in money market funds.
Interest expense increased $0.1 million, or 2%, during the three-months ended July 1, 2023, and increased by $1.9 million, or 16%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022. The increase in the six-months period is primarily due to the issuance of the 2028 Notes in August 2022. See Note 10, “Debt” to the notes to condensed consolidated financial statements for more information.
Other gain (loss), net, increased by $10.7 million, or 304%, during the three-months ended July 1, 2023, and increased by $15.6 million, or 625%, during the six-months ended July 1, 2023, compared to the corresponding periods in 2022, primarily due to unrealized foreign exchange gains driven by foreign currency exchange rate changes.

Income Tax Provision
Income taxes for the three- and six-months ended July 1, 2023 represented a tax expense of $6.5 million and $10.0 million on pre-tax losses of $13.8 million and $18.6 million, respectively. This compared to a tax expense of $5.3 million and $11.8 million, on pre-tax losses of $50.4 million and $85.8 million, for the three- and six-months ended June 25, 2022, respectively. Provision for income taxes increased by approximately $1.2 million during the three- months ended July 1, 2023 mainly driven by taxes on increased income and discrete items in foreign jurisdictions and decreased by approximately $1.8 million during the six-months ended July 1, 2023, compared to the corresponding periods in 2022, as a result of a decrease in income taxes and withholding taxes in foreign jurisdictions due to an internal restructuring of our supply chain and customer-facing entities.
Our effective tax rate was lower for the three- and six-months ended July 1, 2023, due to an internal restructuring of our supply chain and customer-facing entities. Among other things, the new structure aligned and consolidated the exploitation of our intellectual property and the allocation of the associated commercial risk and reward with the customer-facing entities that manage our supply chain.
Liquidity and Capital Resources

	Six Months Ended
	July 1, 2023	June 25, 2022

	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$(349)	$(56,631)
Investing activities	$(27,582)	$(26,726)
Financing activities	$14,116	$41,243

	July 1, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$163,007	$178,657
Restricted cash	3,752	10,546
	$166,759	$189,203
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the six-months ended July 1, 2023 was $0.3 million compared to $56.6 million net cash used in operating activities for the corresponding period in 2022.
Net loss during the six-months ended July 1, 2023 was $28.7 million, which included non-cash charges of $79.9 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs, operating lease expense, and stock-based compensation, compared to a net loss during the six-months ended June 25, 2022 of $97.6 million, which included non-cash charges of $89.1 million.
Net cash used in working capital was $51.6 million during the six-months ended July 1, 2023. Accounts receivable decreased by $94.2 million due to collections and lower customer billings. Inventory levels increased by $53.2 million primarily due to our efforts to purchase more inventory to manage lead time challenges. Prepaid and other assets decreased by $11.4 million primarily due to decrease in customer contract assets. Accounts payable decreased by $28.0 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses decreased by $50.7 million primarily due to payout of management bonuses, timing of other compensation-related expenses, lower contract manufacturing-related accruals, and tax payments. Deferred revenue decreased by $25.3 million primarily due to amortization of maintenance renewals during the period.

Net cash used by working capital was $48.1 million during the six-months ended June 25, 2022. Accounts receivable decreased by $50.4 million due to lower revenue and due to cash collections. Inventory levels increased by $22.2 million primarily due to our efforts to purchase more inventory to manage lead time challenges resulting from the industry-wide supply chain environment. Prepaid and other assets increased by $31.9 million primarily due to timing of tax payments and an increase in customer contract assets. Accounts payable decreased by $2.1 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses decreased by $24.3 million primarily due to lower accrued compensation and related benefits and purchases of shares of our common stock under our ESPP in February 2022. Deferred revenue decreased by $22.1 million due to amortization of annual maintenance renewals during the period.
Investing Activities
Net cash used in investing activities during the six-months ended July 1, 2023 was $27.6 million, entirely for the purchase of property and equipment.
Net cash used in investing activities during the six-months ended June 25, 2022 was $26.7 million, entirely for the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities during the six-months ended July 1, 2023 was $14.1 million compared to net cash provided by financing activities of $41.2 million in the corresponding period of 2022. Financing activities during the six-months ended July 1, 2023 primarily included net proceeds of $15.3 million from the issuance of Additional 2028 Notes and partial repurchase of the 2024 Notes and net proceeds of $8.7 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $5.5 million term license purchases, payment of debt issuance costs of $2.0 million and tax withholdings in the amount of $1.7 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities during the six-months ended June 25, 2022 was $41.2 million. Financing activities during the six-months ended June 25, 2022 primarily included net proceeds of $40.0 million from our asset-based revolving credit facility and $8.9 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $3.6 million term license purchases, payment of $0.8 million of debt issuance costs incurred in connection with asset-based revolving credit facility under the Loan Agreement, payments of $0.6 million for finance lease obligations, and tax withholdings in the amount of $2.4 million paid on behalf of certain employees for net share settlements of RSUs.
Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, mortgage payments, interest payments on our convertible senior notes, the repayment of our 2024 convertible senior notes and the Credit Facility for at least 12 months. If the impact to our business and financial position from weakness in the global economy, banking sector and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives and potential transactions for efficiently funding our capital expenditures, ongoing operations and servicing our existing debt. We may, subject to market conditions and other considerations, from time to time engage in a variety of financing transactions for such purposes, including the issuance of securities or the incurrence of additional debt and the refinancing of existing debt. We may not be able to secure timely additional financing, or refinance existing debt, on favorable terms or at all. The terms of any additional financings or refinancing may place limits on our financial and operating flexibility and we may not be able to obtain terms as favorable as the terms of any debt being refinanced. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
On August 8, 2022 and on June 16, 2023, we issued the Existing 2028 Notes and the Additional 2028 Notes, respectively, which will mature on August 1, 2028, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, which commenced on February 1, 2023. Upon conversion of the 2028 Notes, we will repay the principal amount in cash and the conversion premium in any combination of cash and shares of our common stock, at our election.

The net proceeds from the issuance of the Additional 2028 Notes, after deducting the repurchase price for the 2024 notes and offering expenses and fees, was approximately $12.5 million. We intend to use the net proceeds from this offering for general corporate purposes, including working capital and to fund growth and potential strategic projects.
On March 9, 2020, we issued the 2027 Notes, which will mature on March 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on September 1, 2020. Upon conversion of the 2027 Notes, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
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
On June 24, 2022, and as amended thereafter, we entered into a Loan, Guaranty and Security Agreement (the "Loan Agreement") with the lenders party thereto, and Bank of America, N.A., as agent. The Loan Agreement provides for a senior secured asset-based revolving credit facility of up to $200 million (the "Credit Facility"), which we may draw upon from time to time. We may increase the total commitments under the revolving credit facility by up to an additional $100 million, subject to certain conditions. In addition, the Loan Agreement provides for a $50 million letter of credit subfacility and a $20 million swingline loan facility.
As of July 1, 2023, we had no drawings outstanding under the Credit Facility and we had availability of $152.1 million under the Credit Facility. For more information regarding the Credit Facility, see Note 10, “Debt” to the notes to condensed consolidated financial statements.
As of July 1, 2023, we had $166.8 million of cash, cash equivalents and restricted cash including $69.1 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the quarters ended July 1, 2023 and June 25, 2022. See Note 15, “Guarantees” to the notes to condensed consolidated financial statements for further information.
Off-Balance Sheet Arrangements
As of July 1, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that, as of July 1, 2023, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the six-months ended July 1, 2023 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The markets in which we compete are highly competitive and we may be unable to compete effectively.
•Supply chain and logistics issues, including delays, shortages, longer lead times, unfavorable contractual terms, components that have been discontinued and increased costs, and our dependency on sole source, limited source or high-cost suppliers, could harm our business and operating results.
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
•Failure to accurately forecast manufacturing requirements or customer demand could incur additional costs.
•Actions that we are taking or may in the future take to restructure or streamline our business may not be as effective as anticipated and may have negative consequences.
•Our large customers have substantial negotiating leverage, which may harm our results of operations.
•Our sales cycle can be long and unpredictable, which could result in unexpected revenue shortfalls.
•The effects of public health emergencies could have a material adverse effect on our business, manufacturing operations and results of operations.
•Any acquisitions or strategic transactions that we undertake could disrupt our business and harm our financial condition and operations.
Financial and Macroeconomic Risk Factors
•We may be unable to generate the cash flow necessary to make anticipated capital expenditures, service our debt or grow our business.
•Unfavorable macroeconomic and market conditions may adversely affect our financial results.
•Inflation may increase our costs beyond what we can recover through price increases.
•If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
•Our Loan Agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations.

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
•Security incidents, such as data breaches and cyber-attacks, could cause significant damage to our business and reputation.
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
•Regulations relating to environmental, social and governance matters, as well as customer, supplier, investor or other stakeholder demands, may add operational complexity for us.
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
•any delay in collecting or failure to collect accounts receivable;
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Customer demand is dependent in part on the level of inventory held by customers and, to the extent that such inventory levels have been or will be built up by customers to address global supply issues or otherwise, overall customer demand may be dampened in subsequent periods until the level of inventory held by such customers returns to more normalized levels. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions, rising borrowing costs, inflation, customer-specific supply chain issues, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
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
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended July 1, 2023, our top ten customers accounted for approximately 51% of our total revenue and one customer accounted for 10% or more of the Company's total revenue. For 2022, our top ten customers accounted for approximately 50% of our total revenue and one customer accounted for 11% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new large and medium customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as supply chain disruptions affecting our customers or us. For example, in 2022, we experienced project delays due to incomplete customer readiness and the unavailability of certain customer resources and customer furnished prerequisites required for project implementation. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed.
The manufacturing process for our optical engine and the assembly of our finished products are complex. The partial or complete loss of any of our manufacturing facilities, a reduction in yields of our PICs or an inability to scale capacity to meet customer demands could harm our business.
The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products are complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products was fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it could severely limit our ability to deliver and sell our products or support new product development. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, a public health crisis, work stoppage or otherwise, for any extended period of time, could cause our business, financial condition and results of operations to be harmed.

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
•risks and uncertainties associated with the locations or countries where our products are manufactured or otherwise operate, including potential disruptions caused by geopolitical events, military actions, work stoppages or other social factors, natural disasters, environmental factors, or public health emergencies;
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
The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed. We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors will continue to improve the performance of their existing products and introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must increase our understanding of competitive dynamics in our markets, better anticipate future customer requirements and continue to invest significant resources in research and development, sales and marketing, and customer support. The demand for investment resources may also increase as the technologies we develop and utilize become more complex. If we do not anticipate or meet these future customer requirements, including with respect to the energy efficiency of our products, and invest in the technologies necessary to enable us to have and sell the appropriate solutions, our competitive position and future sales may be limited, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to undertake these investments and we may not be able to make the technological advances necessary to be competitive and successful in the markets we serve.
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

Actions that we may in the future take to restructure or streamline our business to cut costs and align our operating structure with current or future opportunities may not be as effective as anticipated and may have negative consequences.
We have incurred, and may in the future incur, substantial costs in connection with restructuring plans. Although such restructuring initiatives may be taken to improve our operating efficiency and to reallocate resources to align more closely with our evolving business model and current and future opportunities, they may not result in the benefits we anticipate. We incur substantial costs to implement restructuring plans, and our restructuring activities, if any, may subject us to reputational and litigation risks. Our past restructuring plans do not provide any assurance that we will realize anticipated cost savings or other benefits from any restructuring plans we may implement. In addition, restructuring plans may have other consequences, such as attrition beyond any planned reductions in workforce or a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Restructuring presents other potential significant risks such as the actual or perceived disruption of service or reduction in service standards to customers, loss of sales, the failure to preserve supplier relationships and diversion of management attention. In addition, as a result of any restructuring actions we may take, our ability to execute on product development, address key market opportunities or meet customer demand could be materially and adversely affected. Further, any anticipated benefits from any restructuring initiatives we may take may be realized later than expected or not at all, and the ongoing costs of implementing these measures, if any, may be greater than anticipated. As a result, current or future restructuring plans may affect our revenue and other operating results.
Our large customers have substantial negotiating leverage, which may cause us to agree to terms and conditions that result in lower average selling prices and potentially increased cost of sales leading to lower gross margin, each of which would harm our results of operations.
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have sought and may continue to seek advantageous pricing, payment and other commercial terms. This may further impact our profitability if we are unable to recover through price increases passed along to these customers additional costs we have incurred from inflationary pressures to the supply chain or shipping and freight. We have also occasionally agreed and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. Continued inflation could decrease the profitability of customer contracts, particularly those with extended payment terms, that are not indexed to inflation. If we are compelled to agree to disadvantageous terms and conditions, unable to comply with such terms and conditions, or unable to adapt our business model and operations to such terms and conditions, then our operating results will be negatively impacted.
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
The effects of public health emergencies could have a material adverse effect on our business, manufacturing operations and results of operations.
The impact of public health emergencies on our business and results of operations in the future remains uncertain and is dependent in part on infection, morbidity and disability rates, the emergence of new viruses, the continued effectiveness and availability of vaccinations, and broader global macroeconomic developments. During the COVID-19 pandemic, we at times temporarily closed or substantially limited the presence of personnel in some of our offices, implemented travel restrictions and modified our participation in various industry events. The COVID-19 pandemic also at times contributed to delays in certain operational processes, and it led to disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. It also led to capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to impacts from public health emergencies, or if we face continued supply chain disruption or curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources in the future due to the effects of public health emergencies, and their impacts on our customers, suppliers, third-party service providers and capital markets.
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
In the past, unfavorable macroeconomic and market conditions, including recessionary environments, have resulted in sustained periods of decreased demand for optical communications products and slowdowns in the telecommunications industry in which we operate. Such slowdowns may result in:
•reduced or delayed demand for our products as a result of constraints on capital spending by our customers or excess inventory held by our customers;
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
The COVID-19 pandemic created significant uncertainty in global macroeconomic conditions and capital markets, credit markets, and, in particular, supply chains continue to experience high levels of disruption, volatility and uncertainty. High inflation, high interest rates, the recent collapse of several financial institutions, and other signs of economic disruption or recession, have also contributed to adverse global macroeconomic conditions. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of the Capped Calls (as defined below), to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued convertible senior notes due March 1, 2027 (the “2027 Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. In August 2022, we issued convertible senior notes due August 1, 2028 (the “Existing 2028 Notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. In June 2023, we issued additional convertible senior notes (the “Additional 2028 Notes”) of our currently outstanding Existing 2028 Notes (together with the Additional 2028 Notes, the “2028 Notes” and together with the 2024 Notes and the 2027 Notes, the “convertible senior notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects.
We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing, or restructure existing debt, on favorable terms, or at all, and may be affected by the impacts on capital markets of global economic uncertainty, uncertainty in the financial and banking industry and inflationary pressures. The terms of any additional financings or restructurings may place limits on our financial and operating flexibility and we may not be able to obtain terms as favorable as the terms of our existing debt, including any debt being refinanced. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

Our Loan Agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
Our Loan Agreement contains a number of restrictive covenants that impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term interest, including restrictions on our ability to incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates, in each case subject to limitations and exceptions set forth in the Loan Agreement. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio.

The Loan Agreement also contains customary events of default, such as the failure to pay obligations when due, a material breach of representations and warranties or covenants, the entry of material judgments against certain of our subsidiaries, the initiation of bankruptcy or insolvency proceedings of certain of our subsidiaries, defaults on certain other indebtedness, a change of control, the failure of the guaranty of certain of our subsidiaries to be in effect or the failure of the security documents to create valid and perfected liens or the loan documents to be valid and enforceable, which could have a material adverse effect on our business, operations, and financial results. Upon an event of default, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral, which could force us into bankruptcy or liquidation. In the event that our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Loan Agreement would likely have a material adverse effect on us and may constitute a default under our convertible debt securities. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
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
As of July 1, 2023, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $18.7 million, $200.0 million and $473.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
•potentially adverse tax consequences;
•natural disasters, acts of war or terrorism, and public health crises;
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
The concentration of the storage and distribution of our inventory primarily in one location in southeastern Asia increases the risks of our global operations. As a result, our operations are susceptible to local and regional factors in that area, such as accidents, system failures and weather conditions, natural disasters (including floods and earthquakes and related fires), acts of war and other unforeseen events and circumstances. Any significant interruption in the operations or availability of the storage and distribution facilities in which our inventory is held could lead to logistical and fulfillment issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
The United States recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to repurchases of stock by U.S. corporations, including certain transactions with the Capped Calls (as defined below). Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The Council of the European Union adopted this initiative by European Union member states on December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Any changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
If a fundamental change (as defined in the applicable indenture governing our convertible senior notes), such as an acquisition of our company, occurs prior to the maturity of the 2024 Notes, the 2027 Notes or the 2028 Notes, as applicable, holders of the applicable series of convertible senior notes will have the right, at their option, to require us to repurchase all or a portion of their convertible senior notes of such series. In addition, if such fundamental change also constitutes a make-whole fundamental change, the conversion rate for the applicable series of convertible senior notes may be increased upon conversion of the such series of convertible senior notes in connection with such make-whole fundamental change. Any increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase any series of convertible senior notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.
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
In the ordinary course of our business, we maintain sensitive data on our networks and systems, including data related to our intellectual property and data related to our business, customers and business partners, which may be considered proprietary or confidential information. This sensitive data includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. Companies, especially in the technology industry, have been increasingly subject to a wide variety of security incidents, cyber-attacks, malicious activity, including ransomware, malware and viruses, and other attempts to gain unauthorized access and disrupt systems and the confidentiality, security, and integrity of information, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. Moreover, advancements in technology, such as artificial intelligence and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. In accordance with our flexible approach to work arrangements, many of our employees are also working from home and accessing our corporate network via remote devices, which may be less secure than those used in our offices and thus could increase the potential for such events to occur.
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
We have procedures in place designed to ensure our compliance with Trade Controls, with respect to which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, or reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world. Although we have no knowledge that our activities have resulted in material violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations and penalties.
In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. For example, the United States has imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers and reduced sales. Additionally, the U.S. government has levied controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and adding additional entities to restricted party lists. It remains unclear what additional actions, if any, will be taken by the governments of the United States or China with respect to such trade and tariff matters. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and results of operations.
We are subject to environmental regulations that could adversely affect our business.
We are subject to complex U.S. and foreign environmental rules and regulations or other social initiatives that impact how and where we manufacture our products. In particular, our manufacturing operations use substances that are regulated by various federal, state, local, foreign and international laws and regulations governing health, safety and the environment, including U.S. Environmental Protection Agency regulations and Waste Electrical and Electronic Equipment Directive, Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS") and Registration, Evaluation, Authorization, and Restriction of Chemicals regulations adopted by the E.U. From time to time, the E.U. restricts or considers restricting certain substances under these directives. For example, InP has been considered for restriction under RoHS. Any restriction of InP or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.

Regulations relating to environmental, social and governance matters, as well as customer, supplier, investor or other stakeholder demands, may add operational complexity for us.
There has been an increased focus on environmental, social and governance ("ESG") matters that affect companies globally, including by the SEC. A number of our customers have adopted, or may adopt, procurement policies that include environmental or social responsibility provisions or requirements that their suppliers should or must comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both, incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as supplier, customer, investor, employee or other stakeholder expectations, on corporate ESG responsibility practices and disclosure, are subject to change, can be unpredictable, may conflict and may be difficult and expensive for us to implement or comply with. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or meet the requirements of our suppliers, customers, investors, employees or other stakeholders, we may be harmed reputationally or financially and our results of operations may be impacted.

We are subject to global laws and regulations governing privacy, data protection, and cybersecurity that could adversely affect our business or subject us to liability.
Data privacy, data protection, and cybersecurity are areas of increasing focus for our customers, governmental regulators and privacy advocates, and many jurisdictions, including the E.U., the United States, China and other regions, are evaluating or have implemented laws and regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) in effect in the E.U., and similar regulatory standards in effect in the United Kingdom, the Personal Information Protection Law ("PIPL") in China, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), other enacted or proposed legislation in the United States, including comprehensive privacy legislation similar to the CCPA proposed, and in certain cases enacted, in numerous states, and enacted or proposed legislation in other jurisdictions have created new compliance obligations with respect to data processing, privacy, data protection, and cybersecurity.
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
Our U.S. government contract revenue includes income derived from contracts that require our employees to maintain various levels of security clearances and may require us to maintain a facility security clearance, to comply with Department of Defense (“DoD”) requirements. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. We are limited in our ability to provide specific information about these classified programs, their risks, or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business or our business overall. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and existing contracts requiring a facility security clearance could be terminated.
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
The trading prices of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Factors affecting the trading price of our common stock include:
•market conditions in our industry, the industries of our customers and the economy as a whole, including inventory adjustments, supply chain disruptions, global trade tariffs, and fluctuations in currency exchange rates, interest rates or inflation rates;
•variations in our operating results;
•announcements of technological innovations, new services or service enhancements, strategic alliances or agreements by us or by our competitors;
•the gain or loss of customers;
•recruitment or departure of key personnel;
•changes in the estimates of our future operating results or external outlook on those results or changes in recommendations or business expectations by any securities analysts that elect to follow our common stock;
•mergers and acquisitions by us, by our competitors or by our customers or suppliers;
•social, geopolitical, environmental or health factors, including pandemics or other public health emergencies where we operate; and
•adoption or modification of regulations, policies, procedures or programs applicable to our business.
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

Item 5. Other Information
During our last fiscal quarter, the following director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On June 1, 2023, Paul J. Milbury, one of our directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 35,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2024, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6.Exhibits

Exhibit No.	Description

4.1
Indenture, dated August 8, 2022, by and between Infinera Corporation and U.S. Bank Trust Company, National Association, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 16, 2023.

4.2	Form of 3.75% Convertible Senior Note due 2028, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 16, 2023.

4.3	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 16, 2023.

10.1	Form of Exchange and Subscription Agreement, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.

10.2	Form of Repurchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.

10.3
Second Amendment to Loan, Guaranty and Security Agreement, dated as of May 16, 2023, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.

10.4*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 18, 2023.

10.5*	Employment Agreement between Infinera Limited and Nicholas Walden dated May 31, 2023.

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 9, 2023