Form 10-K/A
period 2022-12-31
Infinera Corp
filed 2024-02-29
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment Number 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement was filed with the U.S. Securities and Exchange Commission on March 31, 2023 (File No. 001-33486).

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this Amendment) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the Original Form 10-K), filed by Infinera Corporation (Infinera, the Company, we, us or our) with the Securities and Exchange Commission (the SEC) on February 27, 2023. Unless otherwise indicated or unless the context requires otherwise, all references herein to this Annual Report on Form 10-K, this Form 10-K, this Annual Report and similar names refer to the Original Form 10-K, as amended by this Amendment.

Subsequent to the filing of the Original Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended April 1, 2023 and July 1, 2023, Ernst & Young LLP (EY), our independent registered public accounting firm, informed us that the Public Company Accounting Oversight Board had commenced an inspection of EY’s audit of our consolidated financial statements for the fiscal year ended December 31, 2022. Subsequently, EY raised questions regarding our stand-alone sales price (“SSP”) methodology as it relates to revenue allocation between product revenue, which is recognized upon delivery, and certain components of services revenue, which is recognized over a period of time. In addition, EY raised questions regarding the sufficiency of documentation retained by us related to the revenue portion of our quote to cash cycle (revenue cycle) and our inventory cycle. As a result of these queries, we reexamined our SSP methodology and engaged in an evaluation of our review procedures related to our revenue cycle and our inventory cycle. Subsequently, we concluded that, as of December 31, 2022, there were material weaknesses in our internal control over financial reporting related to our revenue cycle, inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment. As a result, our internal control over financial reporting was not effective, as of December 31, 2022, and continues to be ineffective, and these material weaknesses are not remediated as of the date of the filing of this Amendment. Furthermore, we have determined that because of these material weaknesses, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2022.

These material weaknesses did not result in any material misstatement of our consolidated financial statements for the year ended December 31, 2022 included in our Original Form 10-K, and accordingly, we have concluded that the consolidated financial statements and other financial information included in our Original Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Critical Accounting Policies and Estimates" and Item 8 “Financial Statements and Supplementary Information” - Note 2 “Significant Accounting Policies" have been amended to incorporate changes that have been made to our SSP methodology.

In addition, this Amendment is being filed to (i) amend Part II, Item 9A—Controls and Procedures to address management’s re-evaluation of disclosure controls and procedures and reflect the identification of material weaknesses in internal control over financial reporting, (ii) amend EY’s opinion on our internal control over financial reporting, and (iii) amend EY’s opinion on the consolidated financial statements included in Part II, Item 8—Financial Statements and Supplementary Data of the Original Form 10-K solely to include a reference to EY’s updated report on internal control over financial reporting.

Part IV, Item 15—Exhibits and Financial Statement Schedules also has been amended to include currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. We are also filing an updated Consent of Independent Registered Public Accounting Firm, attached as Exhibit 23.1.

This Amendment is limited in scope to the portions of this Amendment set forth above, and does not modify, amend, or update in any way any other items or disclosures contained in the Original Form 10-K, including the consolidated financial statements set forth in the Original Form 10-K or XBRL data filed in Exhibit 101.

Except as noted above, this Amendment has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-K, and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

PART II
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
Revenue
2022 Compared to 2021. Product revenue increased by $169.2 million, or 15%, in 2022 from 2021. This increase was driven by the ramp of new products, particularly ICE6, and growth in each of our ICP and other

~~s~~ervice provider verticals. This increase was partially offset by lower revenue from certain Tier 1 customers and continued supply constraints.
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
Stand-alone Selling Price
The transaction price for a contract is allocated among the performance obligations on a relative stand-alone selling price (SSP) basis. The SSP is the price at which an entity would sell a promised product or service separately to a customer.
While certain services we sell have readily observable SSPs, the majority of our products and services are generally not sold on a standalone basis and therefore SSPs for such products and services are not directly observable. If there is no observable SSP, it is estimated using judgment and considering all reasonably available information, including but not limited to, gross margin objectives, pricing practices in customer contracts with multiple goods and services, internal costs, historical profitability data, competitor pricing strategies, as well as other observable inputs. The determination of SSPs for performance obligation is assessed on a periodic basis and estimates are revised to reflect any significant changes to underlying assumptions, as needed.
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023, except for the effect of the material weaknesses described in the third paragraph of that report, as to which the date is February 29, 2024, expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory Valuation
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the Company assesses the valuation of inventories, including raw materials, work-in-process, and finished goods, in each reporting period. Obsolete inventory or inventory in excess of management’s forecasted demand is written down to its estimated net realizable value if less than cost.
Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgement because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including forecasted demand for the Company’s products. Additionally, auditing management’s judgments and estimates was complex as there were material weaknesses in internal controls over the information and judgements used in the estimation of reserves for excess and obsolete inventory.
How We Addressed the
Matter in Our Audit
After consideration of the material weaknesses, our audit procedures included, among others, evaluating the significant assumptions, including forecasted demand, and the accuracy and completeness of the underlying data management used to value excess and obsolete inventory by preparing a comparable analysis based on historical and subsequent period consumption and sales and compared the results to management’s forecasted demand. We obtained corroborative information about management’s estimated lifecycle of the Company’s products to support the quantities on hand. We also tested the completeness and accuracy of underlying data used in management’s analysis, including historical and subsequent period consumption and sales. For certain assumptions or inputs, we performed sensitivity analyses to test the reasonableness of management’s judgements.

Revenue Recognition – Estimation of Stand-alone Selling Prices
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s contracts with customers generally contain promises to transfer products and services which are not sold separately. The Company allocates the transaction price for a contract among the performance obligations on a relative stand-alone selling price (SSP) basis.
Auditing management’s estimates of SSP of its various performance obligations was challenging and complex due to a lack of stand-alone sales transactions that provide observable evidence. Because of this lack of stand-alone sales transactions, the Company must apply judgment and consider all reasonably available information, including but not limited to gross margin objectives, pricing practices in customer contracts with multiple goods and services, internal costs, historical profitability data and other observable inputs when estimating SSP. Additionally, auditing management’s estimates of SSP was complex as there were material weaknesses in internal controls over the information and judgments used in the estimation of such prices.
How We Addressed the
Matter in Our Audit
After consideration of the material weaknesses, our audit procedures included, among others, evaluating the appropriateness of the Company’s estimates based on the Company’s gross margin objectives and pricing practices in customer contracts. We tested the completeness and accuracy of the data used in the SSP methodology, including cost data used in determining historical profitability and pricing practices. We evaluated the Company’s identification and consideration of available information, and the use of such information in estimating SSP. We tested the accuracy of the Company’s calculations of SSP. We also tested, for a sample of transactions, the Company’s allocation of the transaction price among performance obligations based on relative SSP.

/s/    Ernst & Young LLP

We have served as the Company’s auditor since 2001.
San Jose, California
February 27, 2023, except for the effect of the material weaknesses described in the second paragraph of the Opinion on the Consolidated Financial Statements and the Critical Audit Matters described above, as to which the date is February 29, 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Infinera Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
In our report dated February 27, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to the revenue and inventory processes and has further concluded that such deficiencies represented material weaknesses as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in controls related to the Company’s revenue cycle, inventory cycle, and with respect to these, their internal resources, expertise and policies required to maintain an effective control environment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's consolidated balance sheets as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2022 consolidated financial statements, and this report does not affect our report dated February 27, 2023, except for the effect of the material weaknesses described above and the Critical Audit Matters described in our Opinion on the Consolidated Financial Statements, as to which the date is February 29, 2024, which expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    Ernst & Young LLP

San Jose, California
February 27, 2023, except for the effects of the material weaknesses described in the third paragraph above, as to which the date is February 29, 2024.

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Most of the Company's product sales are sold in combination with installation and deployment services along with initial hardware and software support. The Company's product sales are also sold at times with spares management, on-site hardware replacement services, network operations management, software subscription services, extended hardware warranty and training. Initial software and hardware support services are generally delivered over a one-year period in connection with the initial purchase. Software warranty provides customers with maintenance releases during the warranty support period and hardware warranty provides replacement or repair of equipment that fails to perform in line with specifications. Software subscription services include software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
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
Services revenue includes software subscription services, installation and deployment services, spares management, on-site hardware replacement services, network operations management, extended hardware warranty and training. Revenue from software subscription services, spares management, on-site hardware replacement services, network operations management and extended hardware warranty contracts is recognized ratably over the contractual support period, which is generally one year, as services are provided over the course of the entire period. Revenue related to training and installation and deployment services is recognized upon completion of the services.
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
Stand-alone Selling Price
The Company allocates the transaction price for a contract among the performance obligations on a relative stand-alone selling price (SSP) basis. The SSP is the price at which an entity would sell a promised product or service separately to a customer.
While certain services sold by the Company have readily observable SSPs, the majority of the Company's products and services are generally not sold on a standalone basis and therefore SSPs for such products and services are not directly observable. If there is no observable SSP, it is estimated using judgment and considering all reasonably available information, including but not limited to, gross margin objectives, pricing practices in customer contracts with multiple goods and services, internal costs, historical profitability data, competitor pricing strategies, as well as other observable inputs. The determination of SSPs for performance obligations is assessed on a periodic basis and estimates are revised to reflect any significant changes to underlying assumptions, as needed.
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
Transaction Price Allocated to the Remaining Performance Obligation
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied as of period end, consisting of deferred revenue and backlog, pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
ITEM 9A.    CONTROLS AND PROCEDURES
Attached as exhibits to this Form 10-K are certifications of our principal executive officer and principal financial officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the internal controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Prior to the filing of the Original Form 10-K, an evaluation was performed by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. At the time that we filed our Original Form 10-K, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequent to the filing of the Original Form 10-K, our management team, with the participation of our principal executive officer and our principal financial officer, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such re-evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described in "Management’s Report on Internal Control Over Financial Reporting" below.
Notwithstanding the identified material weaknesses, our principal executive officer and principal financial officer concluded that our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of the Original Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Prior to the filing of the Original Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Our management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework. At the time of the filing of the Original Form 10-K, based on the results of such evaluation, our management team concluded that our internal control over financial reporting was effective as of December 31, 2022.

Subsequent to the filing of the Original Form 10-K, our management team re-evaluated the effectiveness of our internal control over financial reporting using the 2013 COSO framework. Based on such re-evaluation, management identified control deficiencies with our revenue cycle, inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Within the revenue cycle, controls over the annual establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers.

Within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not designed and operating effectively to support such judgements. In addition, controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory, did not operate effectively.

Additionally, as related to both our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of Information Produced by the Entity (IPE).

The material weaknesses identified above indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements. In turn, this impacted our ability to adequately design, implement and monitor financial reporting controls related to our revenue cycle and inventory cycle that identify and mitigate risks of material misstatements in our financial statements.

Notwithstanding the identified material weaknesses, our principal executive officer and principal financial officer concluded that our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of the Original Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Remediation Plan for the Material Weaknesses

Our management, under the oversight of the Audit Committee of our Board of Directors, has evaluated the material weaknesses described above and designed a remediation plan to enhance our internal control environment. To remediate the material weaknesses, we plan to:
a.revise the methodology used to determine our SSPs, including the design and implementation of effective controls that provide adequate review and evaluation of such methodology, and related financial statement disclosures;
b.review and revise the design and implementation of key controls related to inventory, including the estimation of reserves for excess and obsolete inventory and the application of our policy for capitalizing variances from standard costs;

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
c.design and implement effective controls over IPE to ensure adequate levels of evidence and documentation to support controls procedures, augmented by training of our control preparers and reviewers related to the assessment of completeness and accuracy; and
d.review and enhance our personnel with the appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, particularly in areas related to our revenue and inventory cycles.
We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to our material weaknesses are remediated as soon as possible. We believe our efforts listed above will enable us to successfully remediate our material weaknesses, however, we cannot provide assurance as to when our remediation measures will be complete. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We will monitor the effectiveness of our remediation plan and refine our remediation plan as appropriate.

The effectiveness of our internal control over financial reporting as of the December 31, 2022, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their revised report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
4.5
Indenture, dated March 9, 2020, by and between Infinera Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020.

4.6	Form of 2.50% Convertible Senior Notes due 2027 (included in Exhibit 4.5 incorporated by reference hereto).
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

10.13*^	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2016 Equity Incentive Plan, filed with the SEC on February 27, 2023.
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
10.25
Purchase Agreement, dated March 4, 2020, by and between Infinera Corporation and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020.

10.26
Letter agreement, dated as of April 13, 2020, among Infinera Corporation, Oaktree Optical Holdings, L.P. and certain other parties, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on April 14, 2020.

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

21.1^	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1^	Power of Attorney.
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
^    Previously filed with our Original Form 10-K, originally filed with the SEC on February 27, 2023, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 29, 2024

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer Principal Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

*	Chief Executive Officer, Principal Executive Officer and Director	February 29, 2024
David W. Heard

/s/ Nancy Erba	Chief Financial Officer, Principal Financial Officer	February 29, 2024
Nancy Erba

*	Chief Accounting Officer and Principal Accounting Officer	February 29, 2024
Michael Fernicola
*	Chairman of the Board	February 29, 2024
George Riedel

*	Director	February 29, 2024
Christine Bucklin

*	Director	February 29, 2024
Greg P. Dougherty

*	Director	February 29, 2024
Sharon Holt

*	Director	February 29, 2024
Roop Lakkaraju

*	Director	February 29, 2024
Paul J. Milbury

*	Director	February 29, 2024
Amy Rice
*	Co-founder, Chief Innovation Officer and Director	February 29, 2024
David F. Welch, Ph.D.

*By: /s/ Nancy Erba
Nancy Erba
As Attorney-in-Fact