Form 10-Q/A
period 2023-04-01
Infinera Corp
filed 2024-02-29
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment Number 1)

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

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED April 1, 2023

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 (the Original Form 10-Q), filed by Infinera Corporation (Infinera, the Company, we, us or our) with the Securities and Exchange Commission (the SEC) on May 4, 2023. Unless otherwise indicated or unless the context requires otherwise, all references herein to this Quarterly Report on Form 10-Q, this Form 10-Q, this Quarterly Report and similar names refer to the Original Form 10-Q, as amended by this Amendment.
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the periods ended April 1, 2023 and July 1, 2023, Ernst & Young LLP (EY), our independent registered public accounting firm, informed us that the Public Company Accounting Oversight Board had commenced an inspection of EY’s audit of our consolidated financial statements for the fiscal year ended December 31, 2022. Subsequently, EY raised questions regarding our stand-alone sales price (“SSP”) methodology as it relates to revenue allocation between product revenue, which is recognized upon delivery, and certain components of services revenue, which is recognized over a period of time. In addition, EY raised questions regarding the sufficiency of documentation retained by us related to the revenue portion of our quote to cash cycle (revenue cycle) and our inventory cycle. As a result of these queries, we reexamined our SSP methodology and engaged in an evaluation of our review procedures related to our revenue cycle and our inventory cycle. Subsequently, we concluded that, as of December 31, 2022, there were material weaknesses in our internal control over financial reporting related to our revenue cycle, inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment. As a result, our internal control over financial reporting was not effective, as of December 31, 2022, and continues to be ineffective, and these material weaknesses are not remediated as of the date of the filing of this Amendment. Furthermore, we have determined that because of these material weaknesses, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of April 1, 2023.
These material weaknesses did not result in any material misstatement of our condensed consolidated financial statements for the quarter ended April 1, 2023 included in our Original Form 10-Q, and accordingly, we have concluded that the condensed consolidated financial statements and other financial information included in our Original Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.
Accordingly, this Amendment is being filed to amend Part I, Item 4—Controls and Procedures to address management’s re-evaluation of disclosure controls and procedures and reflect the identification of a material weaknesses in internal control over financial reporting.
Part II, Item 6—Exhibits and Financial Statement Schedules also has been amended to include currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment as Exhibits 31.1, 31.2 and 32.1.
This Amendment is limited in scope to the portions of this Amendment set forth above, and does not modify, amend, or update in any way any other items or disclosures contained in the Original Form 10-Q, including the condensed consolidated financial statements set forth in the Original Form 10-Q or XBRL data filed in Exhibit 101.
Except as noted above, this Amendment has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-Q, and should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

PART I. FINANCIAL INFORMATION

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q (April 1, 2023), our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in "Management's Report on Internal Control Over Financial Reporting" below.
Management's Report on Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, identified control deficiencies with our revenue cycle, inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
While these material weaknesses did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of April 1, 2023.

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
We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to our material weaknesses are remediated as soon as possible. We believe our efforts listed above will enable us to successfully remediate our material weaknesses, however, we cannot provide assurance as to when our remediation measures will be complete. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We will monitor the effectiveness of our remediation plan and refine it as appropriate.
Changes in Internal Control over Financial Reporting
Except for the identified material weaknesses noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q/A is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.
^    Previously filed with our Original Form 10-Q, originally filed with the SEC on May 4, 2023, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	February 29, 2024