Form 10-Q
period 2023-09-30
Infinera Corp
filed 2024-02-29
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 23, 2024, 231,422,390 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$123,927	$178,657
Short-term restricted cash	1,725	7,274
Accounts receivable, net	328,863	419,735
Inventory	456,880	374,855
Prepaid expenses and other current assets	127,145	152,451
Total current assets	1,038,540	1,132,972
Property, plant and equipment, net	200,718	172,929
Operating lease right-of-use assets	29,877	34,543
Intangible assets, net	27,075	47,787
Goodwill	225,219	232,663
Long-term restricted cash	984	3,272
Other long-term assets	45,912	44,972
Total assets	$1,568,325	$1,669,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282,122	$304,880
Accrued expenses and other current liabilities	110,288	141,450
Accrued compensation and related benefits	77,160	78,849
Short-term debt, net	25,641	510
Accrued warranty	18,845	19,747
Deferred revenue	100,777	158,501
Total current liabilities	614,833	703,937
Long-term debt, net	657,936	667,719
Long-term accrued warranty	17,013	16,874
Long-term deferred revenue	21,173	23,178
Long-term deferred tax liability	2,234	2,348
Long-term operating lease liabilities	39,158	45,862
Other long-term liabilities	34,749	29,573
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 30, 2023 and December 31, 2022 Issued and outstanding shares – 229,442 as of September 30, 2023 and 220,408 as of December 31, 2022	229	220
Additional paid-in capital	1,963,838	1,901,491
Accumulated other comprehensive loss	(45,159)	(22,471)
Accumulated deficit	(1,737,679)	(1,699,593)
Total stockholders' equity	181,229	179,647
Total liabilities and stockholders’ equity	$1,568,325	$1,669,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue:
Product	$316,613	$317,439	$931,057	$869,744
Services	75,756	73,008	229,615	217,562
Total revenue	392,369	390,447	1,160,672	1,087,306
Cost of revenue:
Cost of product	190,312	210,018	577,152	597,027
Cost of services	40,209	39,765	124,889	116,145
Amortization of intangible assets	3,528	6,227	10,621	18,687
Restructuring and other related costs	—	22	—	185
Total cost of revenue	234,049	256,032	712,662	732,044
Gross profit	158,320	134,415	448,010	355,262
Operating expenses:
Research and development	76,846	76,156	237,234	228,202
Sales and marketing	41,075	33,919	124,406	105,072
General and administrative	29,368	28,923	89,762	86,963
Amortization of intangible assets	2,976	3,582	10,088	10,995
Restructuring and other related costs	400	1,142	2,621	9,545
Total operating expenses	150,665	143,722	464,111	440,777
Income (loss) from operations	7,655	(9,307)	(16,101)	(85,515)
Other (expense) income, net:
Interest income	546	269	1,734	426
Interest expense	(7,608)	(6,516)	(21,795)	(18,760)
Gain on extinguishment of debt	—	15,521	—	15,521
Other (loss) gain, net	(7,540)	(7,105)	10,586	(4,605)
Total other (expense) income, net	(14,602)	2,169	(9,475)	(7,418)
Loss before income taxes	(6,947)	(7,138)	(25,576)	(92,933)
Provision for income taxes	2,466	4,792	12,510	16,568
Net loss	$(9,413)	$(11,930)	$(38,086)	$(109,501)
Net loss per common share:
Basic	$(0.04)	$(0.05)	$(0.17)	$(0.51)
Diluted	$(0.04)	$(0.05)	$(0.17)	$(0.51)
Weighted average shares used in computing net loss per common share:
Basic	228,077	217,620	225,465	215,104
Diluted	228,077	217,620	225,465	215,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net loss	$(9,413)	$(11,930)	$(38,086)	$(109,501)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	2,208	(9,673)	(21,936)	(34,883)
Actuarial loss on pension liabilities	—	—	(447)	—
Amortization of actuarial (gain) loss	(108)	77	(305)	246
Net change in accumulated other comprehensive loss	2,100	(9,596)	(22,688)	(34,637)
Comprehensive loss	$(7,313)	$(21,526)	$(60,774)	$(144,138)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	226,488	$226	$1,942,477	$(47,259)	$(1,728,266)	$167,178
ESPP shares issued	1,739	2	6,193	—	—	6,195
Restricted stock units released	1,338	1	—	—	—	1
Shares withheld for tax obligations	(123)	—	(549)	—	—	(549)
Stock-based compensation	—	—	15,717	—	—	15,717
Other comprehensive loss	—	—	—	2,100	—	2,100
Net loss	—	—	—	—	(9,413)	(9,413)
Balance at September 30, 2023	229,442	$229	$1,963,838	$(45,159)	$(1,737,679)	$181,229

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	3,514	4	14,927	—	—	14,931
Restricted stock units released	5,883	5	—	—	—	5
Shares withheld for tax obligations	(363)	—	(2,217)	—	—	(2,217)
Stock-based compensation		—	49,637	—	—	49,637
Other comprehensive loss	—	—	—	(22,688)	—	(22,688)
Net loss	—	—	—	—	(38,086)	(38,086)
Balance at September 30, 2023	229,442	$229	$1,963,838	$(45,159)	$(1,737,679)	$181,229

	Three Months Ended September 24, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 25, 2022	216,431	$216	$1,867,000	$(29,537)	$(1,721,121)	$116,558
ESPP shares issued	1,318	1	6,309	—	—	6,310
Restricted stock units released	1,324	2	—	—	—	2
Shares withheld for tax obligations	(210)	—	(957)	—	—	(957)
Stock-based compensation	—	—	13,814	—	—	13,814
Other comprehensive loss	—	—	—	(9,596)	—	(9,596)
Net loss	—	—	—	—	(11,930)	(11,930)
Balance at September 24, 2022	218,863	$219	$1,886,166	$(39,133)	$(1,733,051)	$114,201

	Nine Months Ended September 24, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(196,493)	—	74,492	(122,001)
ESPP shares issued	2,552	2	15,189	—	—	15,191
Restricted stock units released	5,419	6	—	—	—	6
Shares withheld for tax obligations	(489)	—	(3,346)	—	—	(3,346)
Stock-based compensation	—	—	44,718	—	—	44,718
Other comprehensive loss	—	—	—	(34,637)	—	(34,637)
Net loss	—	—	—	—	(109,501)	(109,501)
Balance at September 24, 2022	218,863	$219	$1,886,166	$(39,133)	$(1,733,051)	$114,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Cash Flows from Operating Activities:
Net loss	$(38,086)	$(109,501)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	59,403	64,011
Non-cash restructuring charges and other related costs	1,183	6,098
Amortization of debt issuance costs and discount	2,970	5,270
Operating lease expense	6,402	7,203
Stock-based compensation expense	49,393	44,418
Gain on extinguishment of debt	—	(15,521)
Other, net	(683)	892
Changes in assets and liabilities:
Accounts receivable	89,248	64,833
Inventory	(82,983)	(45,514)
Prepaid expenses and other current assets	16,811	(36,971)
Accounts payable	(27,798)	37,327
Accrued expenses and other current liabilities	(46,163)	(23,083)
Deferred revenue	(59,839)	(36,458)
Net cash used in operating activities	(30,142)	(36,996)
Cash Flows from Investing Activities:
Purchase of property and equipment	(40,900)	(37,750)
Net cash used in investing activities	(40,900)	(37,750)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes, net of discount	98,751	373,750
Repayment of 2024 Notes	(83,446)	(280,842)
Proceeds from asset-based revolving credit facility	—	80,000
Repayment of asset-based revolving credit facility	—	(80,000)
Repayment of mortgage payable	(381)	(366)
Payment of debt issuance cost	(2,108)	(11,246)
Payment of term license obligation	(7,720)	(5,413)
Principal payments on finance lease obligations	(784)	(1,054)
Proceeds from issuance of common stock	14,931	15,189
Tax withholding paid on behalf of employees for net share settlement	(2,217)	(3,346)
Net cash provided by financing activities	17,026	86,672
Effect of exchange rate changes on cash	(8,551)	(4,430)
Net change in cash, cash equivalents and restricted cash	(62,567)	7,496
Cash, cash equivalents and restricted cash at beginning of period	189,203	202,521
Cash, cash equivalents and restricted cash at end of period(1)	$126,636	$210,017

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$9,955	$9,330
Cash paid for interest	$21,579	$14,694
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$—	$1,313

Property and equipment included in accounts payable and accrued liabilities	$18,529	$2,698
Transfer of inventory to fixed assets	$1,207	$4,805
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$16,510	$8,591
(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	September 30, 2023	September 24, 2022

Cash and cash equivalents	$123,927	$198,044
Short-term restricted cash	1,725	8,946
Long-term restricted cash	984	3,027
Total cash, cash equivalents and restricted cash	$126,636	$210,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Significant Accounting Policies
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
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
This interim information should be read in conjunction with the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
For the three-months ended September 30, 2023, one customer accounted for 12% of the Company's total revenue and for the nine-months ended September 30, 2023, the same customer accounted for 11% of the Company's total revenue. For the three-months ended September 24, 2022, one customer accounted for 12% of the Company's total revenue and for the nine-months ended September 24, 2022, no customer accounted for 10% or more of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the nine-months ended September 30, 2023 compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
Accounting Pronouncements Not Yet Adopted
Segment Reporting Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in fiscal year 2024 annual financial statements, and is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for fiscal year 2024 annual financial statements with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in fiscal year 2024 annual financial statements, and expects the adoption of the standard will impact certain of the income tax disclosures.
2.Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three- and nine-months ended September 30, 2023, operating lease expense was $3.4 million and $11.6 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.4 million and $2.6 million, for the three- and nine-months ended September 30, 2023, respectively. For the three- and nine-months ended September 24, 2022, operating lease expense was $4.2 million and $17.5 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $1.1 million and $7.5 million, for the three- and nine-months ended September 24, 2022, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and nine-month periods ended September 30, 2023 and September 24, 2022.
The following table presents current and long-term portion of operating lease liabilities as classified in the condensed consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities	$11,875	$10,948
Other long-term liabilities	39,158	45,862
Total operating lease liability	$51,033	$56,810
The Company also has finance leases. The lease term for these arrangements range from three to five years with options to purchase, or ownership transferring at the end of the term. As of September 30, 2023 and December 31, 2022, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $5.6 million and $1.9 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the three- and nine-month periods ended September 30, 2023 and September 24, 2022 was not material.
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of September 30, 2023 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$62,873	$5,436
Less: interest(1)	11,840	781
Present value of lease liabilities	$51,033	$4,655
(1)    Calculated using the interest rate for each lease.

The following table presents supplemental information for the Company's non-cancelable leases for the nine-months ended September 30, 2023 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	4.79 years	4.24 years
Weighted average discount rate	9.32%	9.88%
Cash paid for amounts included in the measurement of lease liabilities	$12,261	$784
Leased assets obtained in exchange for new lease liabilities	$3,104	$4,363
3.Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
United States	$229,649	$222,071	$683,798	$573,786
Other Americas	25,361	21,496	69,073	75,232
Europe, Middle East and Africa	99,261	94,181	278,154	306,630
Asia Pacific	38,098	52,699	129,647	131,658
Total revenue	$392,369	$390,447	$1,160,672	$1,087,306
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Direct	$264,076	$287,055	$768,456	$821,666
Indirect	128,293	103,392	392,216	265,640
Total revenue	$392,369	$390,447	$1,160,672	$1,087,306
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2023	December 31, 2022
Assets (Liabilities)
Accounts receivable, net	$328,863	$419,735
Contract assets	$37,407	$60,172
Deferred revenue	$(121,950)	$(181,679)
Revenue recognized for the three- and nine-months ended September 30, 2023 that was included in the deferred revenue balance at the beginning of the reporting period was $17.4 million and $112.7 million, respectively. Revenue recognized for the three- and nine-months ended September 24, 2022 that was included in the deferred revenue balance at the beginning of the reporting period was $21.5 million and $92.0 million, respectively. Changes in the contract asset and liability balances during the three- and nine-month periods ended September 30, 2023 and September 24, 2022 were not materially impacted by other factors.

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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized in the future as of September 30, 2023	$347,267	$132,403	$18,163	$8,660	$6,182	$3,378	$516,053

4.Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (as defined below and collectively referred to as "convertible senior notes") approximate their fair values. The fair value of convertible senior notes was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on September 29, 2023 (the last trading day of the quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$630,605	$630,605	$—	$785,364	$785,364
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$70,000	$—	$70,000	$95,000	$—	$95,000
During the nine-months ended September 30, 2023, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of September 30, 2023 and December 31, 2022, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 30, 2023.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements), the Company incurred facilities-related charges of $0.4 million and $2.6 million for the three- and nine-months ended September 30, 2023, respectively. The Company incurred facilities-related charges of $1.1 million and $7.5 million for the three- and nine-months ended September 24, 2022, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs. See Note 7, "Restructuring and Other Related Costs" to the notes to condensed consolidated financial statements for more information.

Cash, Cash Equivalents and Restricted Cash
As of September 30, 2023, the Company had $126.6 million of cash, cash equivalents and restricted cash, including $47.0 million of cash held by its foreign subsidiaries.
As of December 31, 2022, the Company had $189.2 million of cash, cash equivalents and restricted cash, including $65.9 million of cash held by its foreign subsidiaries.
The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the U.S.

5.Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the nine-months ended September 30, 2023 (in thousands):

Balance as of December 31, 2022	$232,663
Foreign currency translation adjustments	(7,444)
Balance as of September 30, 2023	$225,219
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 30, 2023 and December 31, 2022 (in thousands, except for weighted average data):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$110,318	$(83,243)	$27,075	3.0
Developed technology	148,733	(148,733)	—	—
Total intangible assets with finite lives	$259,051	$(231,976)	$27,075

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	$151,461	$(114,294)	$37,167	3.5
Developed technology	170,467	(159,847)	10,620	0.7
Total intangible assets with finite lives	$321,928	$(274,141)	$47,787
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expenses were $6.5 million and $20.7 million for the three- and nine-months ended September 30, 2023, respectively. Amortization expenses were $9.8 million and $29.7 million for the three- and nine-months ended September 24, 2022, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2023 (in thousands):

		Fiscal Years
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Total future amortization expense	$27,075	$2,256	$9,025	$9,025	$6,769	$—	$—

6.Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the nine-months ended September 30, 2023 (in thousands):

Balance as of December 31, 2022	$1,422
Additions(1)	267
Write offs(2)	(390)
Recoveries during the period	(333)
Balance as of September 30, 2023	$966
(1)The new additions during the nine-months ended September 30, 2023 are primarily due to specific reserves.
(2)The write offs during the nine-months ended September 30, 2023 are primarily amounts fully reserved previously.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and nine-months ended September 30, 2023, the Company's recognized factoring related interest expense was approximately $0.3 million and $0.7 million, respectively. For the three- and nine-months ended September 24, 2022, the Company's recognized factoring related interest expense was approximately $0.2 million and $0.4 million, respectively.
For the three- and nine-months ended September 30, 2023, the Company's gross amount of trade accounts receivables sold were approximately $18.1 million and $52.5 million, respectively. For the three- and nine-months ended September 24, 2022, the Company's gross amount of trade accounts receivables sold were approximately $25.0 million and $67.6 million, respectively.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	September 30, 2023	December 31, 2022
Inventory
Raw materials	$110,353	$48,688
Work in process	69,916	66,591
Finished goods	276,611	259,576
Total inventory	$456,880	$374,855
Property, plant and equipment, net
Computer hardware	$48,024	$46,454
Computer software(1)	76,973	62,102
Laboratory and manufacturing equipment	345,384	297,261
Land and building	12,372	12,369
Furniture and fixtures	2,843	2,828
Leasehold and building improvements	50,985	50,360
Construction in progress	35,879	42,418
Subtotal	572,460	513,792
Less accumulated depreciation and amortization(2)	(371,742)	(340,863)
Total property, plant and equipment, net	$200,718	$172,929
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$16,789	$28,796
Taxes payable	40,251	42,757
Short-term operating and finance lease liability	13,002	11,701
Restructuring accrual	209	941
Other accrued expenses and other current liabilities	40,037	57,255
Total accrued expenses	$110,288	$141,450
(1)Included in computer software at September 30, 2023 and December 31, 2022 were $34.7 million and $29.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 30, 2023 and December 31, 2022 were $10.8 million and $9.0 million, respectively. Also included in computer software at September 30, 2023 and December 31, 2022 was $32.4 million and $24.2 million, respectively, related to term licenses. The unamortized term license costs at September 30, 2023 and December 31, 2022 was $17.3 million and $9.1 million, respectively.
(2)Depreciation expense was $13.5 million and $38.7 million (which includes depreciation of capitalized ERP cost of $1.3 million and $3.5 million, respectively) for the three- and nine-months ended September 30, 2023, respectively. Also included in depreciation expense for the three- and nine-months ended September 30, 2023 was $2.4 million and $6.8 million, respectively, related to term licenses. Depreciation expense was $11.5 million and $34.3 million (which includes depreciation of capitalized ERP cost of $1.1 million and $2.6 million, respectively) for the three- and nine-months ended September 24, 2022, respectively. Also included in depreciation expense for the three- and nine-months ended September 24, 2022 was $2.0 million and $5.5 million, respectively, related to term licenses.
7.Restructuring and Other Related Costs
In 2021, the Company announced a plan to restructure certain international research and development operations (the "2021 Restructuring Plan"). The 2021 Restructuring Plan is substantially completed. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
In the three- and nine-month periods ended September 30, 2023 and September 24, 2022, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. This was a result of restructuring initiatives undertaken in previous years.

The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	September 30, 2023		September 24, 2022
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$—	$—	$22	$32
Lease related impairment charges	—	405	—	1,076
Others	—	(5)	—	34
Total	$—	$400	$22	$1,142

	Nine Months Ended
	September 30, 2023		September 24, 2022
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$—	$—	$166	$1,789
Lease related impairment charges	—	2,566	—	7,535
Others	—	55	19	221
Total	$—	$2,621	$185	$9,545
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Others	Total
Balance at December 31, 2022	$792	$—	$149	$941
Charges	—	2,566	55	2,621
Cash Payments	(739)	(1,371)	(60)	(2,170)
Non-Cash Settlements and Other	9	(1,195)	3	(1,183)
Balance at September 30, 2023	$62	$—	$147	$209
As of September 30, 2023, the Company's restructuring liability was primarily comprised of $0.2 million related to the 2021 Restructuring Plan. The liability related to the 2021 Restructuring Plan is expected to be paid by the end of 2023.
8.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the nine-months ended September 30, 2023 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Total
Balance at December 31, 2022	$(49,632)	$27,161	$(22,471)
Other comprehensive loss before reclassifications	(21,936)	(447)	(22,383)
Amounts reclassified from accumulated other comprehensive loss	—	(305)	(305)
Net current-period other comprehensive loss	(21,936)	(752)	(22,688)
Balance at September 30, 2023	$(71,568)	$26,409	$(45,159)

9.Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three- and nine-month periods ended September 30, 2023 and September 24, 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net loss	$(9,413)	$(11,930)	$(38,086)	$(109,501)
Weighted average common shares outstanding - basic and diluted	228,077	217,620	225,465	215,104
Net loss per common share - basic and diluted	$(0.04)	$(0.05)	$(0.17)	$(0.51)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Convertible senior notes	28,019	49,866	34,412	62,227
Restricted stock units	13,144	14,030	14,313	15,585
Performance stock units	3,661	2,559	3,674	2,727
Employee stock purchase plan shares	—	19	71	474
Total	44,824	66,474	52,470	81,013
The Company uses the if-converted method for calculating any potential dilutive effect of the convertible senior notes. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three- and nine-month periods ended September 30, 2023 and September 24, 2022, because the effect would have been anti-dilutive.

10.Debt
The following is a summary of the Company's debt as of September 30, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18.7	$—	$18.7	September 2024
2027 Notes	—	196.6	200.0	March 2027
2028 Notes	—	461.3	473.8	August 2028
Mortgage	6.9	—	6.9	March 2024
Total Debt	$25.6	$657.9	$699.4
The following is a summary of the Company's debt as of December 31, 2022 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$101.7	$102.7	September 2024
2027 Notes	—	195.9	200.0	March 2027
2028 Notes	—	363.3	373.8	August 2028
Mortgage	0.5	6.8	7.3	March 2024
Total Debt	$0.5	$667.7	$683.8
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
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three- and nine-months ended September 30, 2023. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three- and nine-months ended September 30, 2023.
Exchange and Repurchase
In June 2023, the Company issued $100.0 million in additional aggregate principal amount (the "Additional 2028 Notes") of its currently outstanding 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes"). The Additional 2028 Notes were issued under an indenture dated as of August 8, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Additional 2028 Notes constitute a further issuance of, and form a single series with, the Existing 2028 Notes issued on August 8, 2022 in the aggregate principal amount of $373.8 million and have substantially identical terms, including conversion rate, conversion price, convertible dates, redemption rights, conditions for conversion, settlement provisions and ranking.
The net proceeds to the Company from this issuance of Additional 2028 Notes were approximately $96.5 million after deducting the placement agent's fee, other debt issuance costs and discount. The Company used approximately $84.0 million of the net proceeds from this issuance to repurchase approximately $83.9 million in aggregate principal amount, which included accrued and unpaid interest, of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the

2024 Notes participating in the issuance of the Additional 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the Additional 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. The Company recorded an immaterial loss on extinguishment of debt in interest expense, in the condensed consolidated statements of operations for the nine-months ended September 30, 2023, which includes the write-off of the related deferred issuance costs.
Interest Expense
The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs on the Company's convertible senior notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Contractual interest expense	$5,803	$4,513	$16,472	$11,291
Amortization of debt issuance costs and discount	799	1,087	3,243	2,626
Total interest expense	$6,602	$5,600	$19,715	$13,917
The issuance cost and discount related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.6%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs and discount will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 11 months, 41 months, and 58 months, respectively.
The net carrying amount of the convertible senior notes as of September 30, 2023 and as of December 31, 2022 was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Principal	$18,747	$102,652	$200,000	$200,000	$473,750	$373,750
Unamortized issuance costs and discount	—	(926)	(3,412)	(4,121)	(12,402)	(10,401)
Net carrying amount	$18,747	$101,726	$196,588	$195,879	$461,348	$363,349
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

The Loan Agreement also contains certain customary affirmative and negative covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of September 30, 2023, the Company was in compliance with all covenants under the Loan Agreement.
As of September 30, 2023, the Company had availability of $158.8 million under the Credit Facility.
As of September 30, 2023, the Loan Agreement included a $50.0 million letter of credit subfacility and $23.2 million of letters of credit were issued and outstanding.
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
As of September 30, 2023, $6.9 million of the loan remained outstanding and is included in short-term debt, net in the condensed consolidated balance sheets.
11.Commitments and Contingencies
The following table sets forth commitments and contingencies related to the Company's various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter

Operating leases(1)(2)	$62,873	$4,066	$15,777	$13,782	$10,437	$8,133	$10,678
Finance lease obligations(3)	5,436	249	1,296	1,119	1,003	956	813
2028 Notes, including interest(4)	562,579	—	17,766	17,766	17,766	17,766	491,515
2027 Notes, including interest(4)	217,500	—	5,000	5,000	5,000	202,500	—
2024 Notes, including interest(4)	19,145	—	19,145	—	—	—	—
Mortgage Payable, including interest(4)	7,025	196	6,829	—	—	—	—
Total contractual obligations	$874,558	$4,511	$65,813	$37,667	$34,206	$229,355	$503,006
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.6 million and $4.9 million as of September 30, 2023 and December 31, 2022, respectively. Of the $4.6 million as of September 30, 2023, $4.4 million is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets. The remainder is classified as accrued expenses and other current liabilities.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(4)See Note 10, "Debt" to the notes to condensed consolidated financial statements for more information.
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against the Company in the U.S. District Court for the Eastern District of Texas. The complaint asserts that through certain products the Company infringed on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleges that NextGen is entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.

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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of September 30, 2023 and December 31, 2022, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
12.Stockholders’ Equity
2016 Equity Incentive Plan
In May 2023, the stockholders approved amendments to the 2016 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by an additional 8.1 million shares. As of September 30, 2023, the Company reserved a total of 51.8 million shares of common stock under this plan.
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs. The Company also had an ESPP for all eligible employees which was indefinitely suspended, effective upon the expiration of the offering period that ended August 15, 2023.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	12,588	$8.13	$84,847
RSUs granted	6,896	$7.01
RSUs released	(5,882)	$8.13	$36,871
RSUs canceled	(458)	$8.01
Outstanding at September 30, 2023	13,144	$7.55	54,941

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,559	$7.40	$17,251
PSUs granted	1,835	$7.26
PSUs canceled	(733)	$5.94
Outstanding at September 30, 2023	3,661	$7.63	$15,303
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $4.18 at September 29, 2023 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet fully amortized, of the Company’s equity compensation plans as of September 30, 2023. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$80,160	2.02
PSUs	$20,395	2.25

Stock-Based Compensation
The following table summarizes the stock-based compensation expense related to the ESPP, RSUs, and PSUs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
ESPP	$726	$1,337	$3,798	$3,713
RSUs	$13,660	$14,009	$40,431	$40,006
PSUs	$1,344	$(1,531)	$5,413	$1,005
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Stock-based compensation effects in inventory	$4,228	$3,979

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Income tax benefit associated with stock-based compensation	$2,144	$2,296	$6,335	$7,130
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,515	$2,239	$7,672	$6,722
Research and development	5,734	5,768	17,557	17,261
Sales and marketing	3,706	3,201	11,371	10,015
General and administration	3,790	2,488	12,793	10,420
Total stock-based compensation expense	$15,745	$13,696	$49,393	$44,418
13.Income Taxes
Income taxes for the three- and nine-months ended September 30, 2023 represented a tax expense of $2.5 million and $12.5 million on pre-tax losses of $6.9 million and $25.6 million, respectively. This compared to a tax expense of $4.8 million and $16.6 million, on pre-tax losses of $7.1 million and $92.9 million for the three- and nine-months ended September 24, 2022, respectively. Provision for income taxes decreased by approximately $2.3 million and $4.1 million during the three- and nine-months ended September 30, 2023 respectively, compared to the corresponding period in 2022 as a result of a decrease in income taxes and withholding taxes in certain foreign jurisdictions due to an internal restructuring of supply chain and customer-facing entities.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an ongoing basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. As of September 30, 2023, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
Additionally, the following table sets forth the Company's property, plant and equipment, net by geographic region (in thousands):

	September 30, 2023	December 31, 2022
United States	$183,641	$156,065
Other Americas	2,832	2,908
Europe, Middle East and Africa	9,720	10,285
Asia Pacific	4,525	3,671
Total property, plant and equipment, net	$200,718	$172,929
15.Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Beginning balance	$35,397	$36,769	$36,621	$44,310
Charges to operations	4,998	8,603	14,830	19,831
Utilization	(5,064)	(4,179)	(15,819)	(14,910)
Change in estimate(1)	527	(2,221)	226	(10,259)
Balance at the end of the period	$35,858	$38,972	$35,858	$38,972
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
Letters of Credit and Bank Guarantees
The Company had $24.8 million and $24.7 million of standby letters of credit, bank guarantees and surety bonds outstanding as of September 30, 2023 and December 31, 2022, respectively. Details are provided in the table below (in thousands).

	September 30, 2023	December 31, 2022
Customer performance guarantees	$20,052	$20,903
Value added tax license	2,827	1,434
Property leases	1,928	2,398
Total	$24,807	$24,735

Of the $20.1 million related to customer performance guarantees as of September 30, 2023, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million. Of the $20.9 million related to customer performance guarantees as of December 31, 2022, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million.
As of September 30, 2023, of the aforementioned standby letters of credit and bank guarantees outstanding, $1.9 million was backed by cash collateral.
16.Pension and Post-Retirement Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$38	$71	$189	$227
Interest cost	775	297	2,325	944
Expected return on plan assets	(659)	(697)	(1,977)	(2,216)
Amortization of actuarial (gain) loss	(108)	77	(305)	246
Total net periodic benefit cost	$46	$(252)	$232	$(799)
The service cost component is included in operating expenses in the Company's condensed consolidated statements of operations. All other components are included in Other (expense) income, net in the Company's condensed consolidated statements of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the competitive advantages derived from sales of our vertically integrated products; demand growth for additional network capacity, the level and timing of customer capital spending and the impact on customer demand from customers holding excess inventory beyond normalized levels; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; the impact of new customer network footprint on our gross margin; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; our ability to respond to technological changes; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; the extent to which public health emergencies could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to our internal control over financial reporting and material weaknesses; statements related to our disclosure controls and procedures; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics, pandemics and the armed conflict between Israel and Hamas; statements related to new accounting standards; expectations about the outcome of legal proceedings; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed on February 27, 2023, as amended. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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
Our customers include operators of fixed and mobile networks, including telecommunications service providers, internet content providers ("ICPs"), cable providers, wholesale carriers, research and educational institutions, large enterprises, utilities, and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, Internet of Things, business Ethernet services and data center interconnect.
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using indium phosphide ("InP"). This technology is used in telecommunications networks to transmit massive amounts of data and power to critical communications services like 5G, enhanced broadband, and high-capacity data centers. We have made significant investments in our unique research, development, fabrication, and packaging facilities, including our optical compound semiconductor fab in Silicon Valley. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation technology has made it possible to transmit information at a rate of 800 gigabits per second ("Gb/s") using a single laser.
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
Our high-speed optical transport platforms are differentiated by the Infinite Capacity Engine ("ICE"), our optical engine technology. The large-scale integration of our PICs and advanced digital signal processors ("DSPs") enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These solutions include features that customers care about the most, including reduced cost per bit, lower footprint and power consumption, and improved performance, reliability, and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the core, 400 Gb/s in the metro, and 100 Gb/s in the access market segment. Our ICE6 solution, for example, is capable of delivering 1.6 terabits per second (2x 800 Gb/s wavelengths) in a single optical engine. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and a lower cost structure.

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
We believe our portfolio of systems and subsystems solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address access to core transport network applications and ultimately simplify and automate network operations.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine-months ended September 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	September 30, 2023		September 24, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$316,613	81%	$317,439	81%	$(826)	—%
Services	75,756	19%	73,008	19%	2,748	4%
Total revenue	$392,369	100%	$390,447	100%	$1,922	—%
Cost of revenue:
Product	$190,312	49%	$210,018	54%	$(19,706)	(9)%
Services	40,209	10%	39,765	10%	444	1%
Amortization of intangible assets	3,528	1%	6,227	2%	(2,699)	(43)%
Restructuring and other related costs	—	—%	22	—%	(22)	(100)%
Total cost of revenue	$234,049	60%	$256,032	66%	$(21,983)	(9)%
Gross profit	$158,320	40%	$134,415	34%	$23,905	18%

	Nine Months Ended
	September 30, 2023		September 24, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$931,057	80%	$869,744	80%	$61,313	7%
Services	229,615	20%	217,562	20%	12,053	6%
Total revenue	$1,160,672	100%	$1,087,306	100%	$73,366	7%
Cost of revenue:
Product	$577,152	49%	$597,027	54%	$(19,875)	(3)%
Services	124,889	11%	116,145	11%	8,744	8%
Amortization of intangible assets	10,621	1%	18,687	2%	(8,066)	(43)%
Restructuring and other related costs	—	—%	185	—%	(185)	(100)%
Total cost of revenue	$712,662	61%	$732,044	67%	$(19,382)	(3)%
Gross profit	$448,010	39%	$355,262	33%	$92,748	26%
Revenue
Total product revenue remained flat during the three-months ended September 30, 2023 compared to the corresponding period in 2022. The flat year-over-year revenue was driven by increased revenue in our ICP and other service provider verticals, offset by decreased revenue in the Tier 1 and Cable provider verticals. Total product revenue increased by $61.3 million, or 7% during the nine-months ended September 30, 2023 compared to the corresponding period in 2022. This year-over-year increase in revenue was primarily driven by the continued ramp of ICE6 and growth in the ICP and other service provider verticals.
Total services revenue increased by $2.7 million, or 4%, for the three-months ended September 30, 2023 compared to the corresponding period in 2022, and increased by $12.1 million, or 6%, during the nine-months ended September 30, 2023 compared to the corresponding period in 2022. The increase in services revenue is primarily related to maintenance revenue increases.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 30, 2023		September 24, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$229,649	59%	$222,071	57%	$7,578	3%
International	162,720	41%	168,376	43%	(5,656)	(3)%
	$392,369	100%	$390,447	100%	$1,922	—%
Total revenue by sales channel:
Direct	$264,076	67%	$287,055	74%	$(22,979)	(8)%
Indirect	128,293	33%	103,392	26%	24,901	24%
	$392,369	100%	$390,447	100%	$1,922	—%

	Nine Months Ended
	September 30, 2023		September 24, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$683,798	59%	$573,786	53%	$110,012	19%
International	476,874	41%	513,520	47%	(36,646)	(7)%
	$1,160,672	100%	$1,087,306	100%	$73,366	7%
Total revenue by sales channel:
Direct	$768,456	66%	$821,666	76%	$(53,210)	(6)%
Indirect	392,216	34%	265,640	24%	126,576	48%
	$1,160,672	100%	$1,087,306	100%	$73,366	7%

    Domestic revenue increased by $7.6 million, or 3%, during the three-months ended September 30, 2023 compared to the corresponding period in 2022, driven primarily by increased revenue from our other service provider and ICP verticals, partially offset by lower revenue from our Tier 1 vertical. Domestic revenue increased by $110.0 million, or 19%, during the nine-months ended September 30, 2023 compared to the corresponding period in 2022, driven primarily by increased revenue from our ICP and other service provider verticals, partially offset by lower revenue from our Tier 1 vertical.
International revenue decreased by $5.7 million, or 3%, during the three-months ended September 30, 2023 compared to the corresponding period in 2022, driven primarily by decreased revenue from customers in our Asia Pacific ("APAC") region. International revenue decreased by $36.6 million, or 7%, during the nine-months ended September 30, 2023 compared to the corresponding period in 2022, driven primarily by decreased revenue from customers in our Europe, Middle East and Africa ("EMEA") region.
Direct revenue decreased by $23.0 million, or 8%, and indirect revenue increased by $24.9 million, or 24%, during the three-months ended September 30, 2023 compared to the corresponding period in 2022. The decrease in direct revenue was primarily driven by customers in our Tier 1, ICP, and Cable verticals, partially offset by increased revenue from customers in our other service provider vertical, while the increase in indirect revenue was primarily driven by customers in our ICP vertical who purchased through our indirect sales channel, partially offset by lower revenue from customers in our Tier 1 vertical purchasing through an indirect sales channel. Direct revenue decreased by $53.2 million, or 6%, and indirect revenue increased by $126.6 million, or 48%, during the nine-months ended September 30, 2023 compared to the corresponding period in 2022. The decrease in direct revenue was driven by customers in our Tier 1 and Cable verticals, partially offset by increased revenue from customers in our other service provider vertical, while the increase in indirect revenue was driven by customers in our ICP and other service provider verticals who purchased through our indirect sales channel.
Cost of Revenue and Gross Margin
Gross profit was $158.3 million during the three-months ended September 30, 2023, with gross margin increasing to 40% compared to 34% in the corresponding period in 2022. Gross profit was $448.0 million during the nine-months ended September 30, 2023, with gross margin increasing to 39% compared to 33% in the corresponding period in 2022. In the three- and nine-months ended September 30, 2023, the increase was primarily driven by increased volumes of higher margin products, ongoing cost improvement and quality initiatives, as well as lower supply chain costs. In addition, we had incurred $14.7 million of charges as a result of the exit from certain product lines in the nine-months ended September 24, 2022, which we did not incur in the nine-months ended September 30, 2023.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.7 million, or 43%, during the three-months ended September 30, 2023, and by $8.1 million, or 43%, during the nine-months ended September 30, 2023 compared to the corresponding periods in 2022. The decrease was due to certain developed technology assets that were fully amortized in 2022.
Restructuring and Other Related Costs
Restructuring and other related costs reflects the substantial completion of our 2021 Restructuring Plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 30, 2023		September 24, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$76,846	20%	$76,156	20%	$690	1%
Sales and marketing	41,075	10%	33,919	9%	7,156	21%
General and administrative	29,368	7%	28,923	7%	445	2%
Amortization of intangible assets	2,976	1%	3,582	1%	(606)	(17)%
Restructuring and other related costs	400	—%	1,142	—%	(742)	(65)%
Total operating expenses	$150,665	38%	$143,722	37%	$6,943	5%

	Nine Months Ended
	September 30, 2023		September 24, 2022
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$237,234	20%	$228,202	21%	$9,032	4%
Sales and marketing	124,406	11%	105,072	10%	19,334	18%
General and administrative	89,762	8%	86,963	8%	2,799	3%
Amortization of intangible assets	10,088	1%	10,995	1%	(907)	(8)%
Restructuring and other related costs	2,621	—%	9,545	1%	(6,924)	(73)%
Total operating expenses	$464,111	40%	$440,777	41%	$23,334	5%

Research and Development Expenses
Research and development expenses increased by $0.7 million, or 1% during the three-months ended September 30, 2023, compared to the corresponding period in 2022. The increase was primarily attributable to higher material costs, equipment costs related to bringing our new technologies to market, professional fees and investments in future technologies, partially offset by lower employee-related expenses.
Research and development expenses increased by $9.0 million, or 4%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022. The increase was primarily attributable to higher employee-related expenses, material costs, and equipment costs related to bringing our new technologies to market, professional fees and investments in future technologies.
Sales and Marketing Expenses
Sales and marketing expenses increased by $7.2 million, or 21%, during the three-months ended September 30, 2023, and increased by $19.3 million, or 18%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022. These increases were primarily attributable to higher employee-related expenses related to our go-to-market investment, increased travel costs, spending on trial equipment and higher marketing costs related to the resumption of in-person trade shows.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million, or 2%, during the three-months ended September 30, 2023, and increased by $2.8 million, or 3%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022, driven primarily by higher employee-related expenses and software maintenance expenses partially offset by decreases in outside professional services.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.6 million, or 17%, during the three-months ended September 30, 2023, and decreased by $0.9 million, or 8%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022. The decrease was largely due to lower amortization of certain customer relationships and backlog being fully amortized in the first quarter of 2023.
Restructuring and Other Related Costs
Restructuring and other related costs decreased by $0.7 million, or 65%, during the three-months ended September 30, 2023, and decreased by $6.9 million, or 73%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022. The decrease during the nine-months ended September 30, 2023 was primarily due to lower lease-related impairment charges and the substantial completion of the 2021 Restructuring Plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.

Other (Expense) Income, Net

	Three Months Ended
	September 30, 2023	September 24, 2022	Change	% Change
	(In thousands)
Interest income	$546	$269	$277	103%
Interest expense	(7,608)	(6,516)	(1,092)	17%
Gain on extinguishment of debt	—	15,521	(15,521)	NMF*
Other (loss) gain, net	(7,540)	(7,105)	(435)	6%
Total other (expense) income, net	$(14,602)	$2,169	$(16,771)	(773)%

	Nine Months Ended
	September 30, 2023	September 24, 2022	Change	% Change
	(In thousands)
Interest income	$1,734	$426	$1,308	307%
Interest expense	(21,795)	(18,760)	(3,035)	16%
Gain on extinguishment of debt	—	15,521	(15,521)	NMF*
Other (loss) gain, net	10,586	(4,605)	15,191	(330)%
Total other (expense) income, net	$(9,475)	$(7,418)	$(2,057)	28%
*NMF = Not meaningful
Interest income increased $0.3 million, or 103%, during the three-months ended September 30, 2023, and increased by $1.3 million, or 307%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022, primarily due to increased interest from investments in money market funds.
Interest expense increased $1.1 million, or 17%, during the three-months ended September 30, 2023, and increased by $3.0 million, or 16%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022. The increase in the nine-months ended September 30, 2023 is primarily due to the issuance of the $100.0 million in additional aggregate principal amount, in June 2023 (the "Additional 2028 Notes"), of our currently outstanding 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes" and, together with the Additional 2028 Notes, the “2028 Notes"), partially offset by repurchase of the 2.125% Convertible Senior Notes due September 1, 2024 (the “2024 Notes") in August 2022 and June 2023. See Note 10, “Debt” to the notes to condensed consolidated financial statements for more information.
Gain on extinguishment of debt was $15.5 million during the three- and nine-months ended September 24, 2022 due to the partial repurchase of the 2024 Notes at a price that was below its par value. The gain includes and was reduced by the write-off of related deferred issuance costs of $3.5 million.
Other (loss) gain, net, increased by $0.4 million, or 6%, during the three-months ended September 30, 2023, and increased by $15.2 million, or 330%, during the nine-months ended September 30, 2023, compared to the corresponding periods in 2022, primarily due to foreign exchange gains driven by foreign currency exchange rate changes.

Income Tax Provision
Income taxes for the three- and nine-months ended September 30, 2023 represented a tax expense of $2.5 million and $12.5 million on pre-tax losses of $6.9 million and $25.6 million, respectively. This compared to a tax expense of $4.8 million and $16.6 million, on pre-tax losses of $7.1 million and $92.9 million, for the three- and nine-months ended September 24, 2022, respectively. Provision for income taxes decreased by approximately $2.3 million and $4.1 million during the three- and nine-months ended September 30, 2023 respectively, compared to the corresponding periods in 2022 as a result of a decrease in income taxes and withholding taxes in certain foreign jurisdictions due to an internal restructuring of our supply chain and customer-facing entities.
Our effective tax rate was lower for the three- and nine-months ended September 30, 2023, due to an internal restructuring of our supply chain and customer-facing entities. Among other things, the new structure aligned and consolidated the exploitation of our intellectual property and the allocation of the associated commercial risk and reward with the customer-facing entities that manage our supply chain.
Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2023	September 24, 2022

	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$(30,142)	$(36,996)
Investing activities	$(40,900)	$(37,750)
Financing activities	$17,026	$86,672

	September 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$123,927	$178,657
Restricted cash	2,709	10,546
	$126,636	$189,203
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the nine-months ended September 30, 2023 was $30.1 million compared to $37.0 million net cash used in operating activities for the corresponding period in 2022.
Net loss during the nine-months ended September 30, 2023 was $38.1 million, which primarily included non-cash charges of $118.7 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs and discount, operating lease expense, and stock-based compensation, compared to a net loss during the nine-months ended September 24, 2022 of $109.5 million, which included non-cash charges of $112.4 million.
Net cash used in working capital was $110.7 million during the nine-months ended September 30, 2023. Accounts receivable decreased by $89.2 million due to collections and lower customer billings. Inventory levels increased by $83.0 million primarily due to changes in customer order patterns that reduced the amount of inventory drawdown following our efforts to build inventory to manage previous lead time challenges. Prepaid and other assets decreased by $16.8 million primarily due to decrease in customer contract assets. Accounts payable decreased by $27.8 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses decreased by $46.2 million primarily due to payout and accrual of management bonuses, timing of other compensation-related expenses, lower contract manufacturing-related accruals, and tax payments. Deferred revenue decreased by $59.8 million primarily due to amortization of maintenance renewals during the period.

Net cash used in working capital was $39.9 million during the nine-months ended September 24, 2022. Accounts receivable decreased by $64.8 million due to timing of customer billings and collections. Inventory levels increased by $45.5 million primarily due to our efforts to purchase more inventory to manage lead time challenges resulting from the industry-wide supply chain environment. Prepaid and other assets increased by $37.0 million primarily due to an increase in customer contract assets as a result of shipment linearity patterns, other receivables and timing of prepaid software and tax payments. Accounts payable increased by $37.3 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses decreased by $23.1 million primarily due to payout of management bonuses, timing of other compensation related expenses, and tax payments. Deferred revenue decreased by $36.5 million due to amortization of maintenance renewals during the period.
Investing Activities
Net cash used in investing activities during the nine-months ended September 30, 2023 was $40.9 million, entirely for the purchase of property and equipment.
Net cash used in investing activities during the nine-months ended September 24, 2022 was $37.8 million, entirely for the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities during the nine-months ended September 30, 2023 was $17.0 million compared to net cash provided by financing activities of $86.7 million in the corresponding period of 2022. Financing activities during the nine-months ended September 30, 2023 primarily included net proceeds of $15.3 million from the issuance of Additional 2028 Notes and partial repurchase of the 2024 Notes and net proceeds of $14.9 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $7.7 million term license purchases, payment of debt issuance costs of $2.1 million and tax withholdings in the amount of $2.2 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities during the nine-months ended September 24, 2022 was $86.7 million. Financing activities during the nine-months ended September 24, 2022 primarily included net proceeds of $92.9 million from our issuance of the 2028 Notes and partial repurchase of the 2024 Notes, and $15.2 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $5.4 million term license purchases, payment of $11.2 million of debt issuance costs incurred in connection with asset-based revolving credit facility under the Loan Agreement, payment of $1.1 million for finance lease obligations, and tax withholdings in the amount of $3.3 million paid on behalf of certain employees for net share settlements of RSUs.
Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, mortgage payments, interest payments on our convertible senior notes (as defined below) and the repayment of our 2024 Notes for at least 12 months. If the impact to our business and financial position from weakness in the global economy, banking sector and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives and potential transactions for efficiently funding our capital expenditures, ongoing operations and servicing our existing debt. We may, subject to market conditions and other considerations, from time to time engage in a variety of financing transactions for such purposes, including the issuance of securities or the incurrence of additional debt and the refinancing of existing debt. We may not be able to secure timely additional financing, or refinance existing debt, on favorable terms or at all. The terms of any additional financings or refinancing may place limits on our financial and operating flexibility and we may not be able to obtain terms as favorable as the terms of any debt being refinanced. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
The net proceeds from the issuance of the Additional 2028 Notes, after deducting the repurchase price for the 2024 Notes and offering expenses and fees, was approximately $12.5 million. We used the net proceeds from this offering for general corporate purposes, including working capital and to fund growth and potential strategic projects.
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
As of September 30, 2023, we had no drawings outstanding under the Credit Facility and we had availability of $158.8 million under the Credit Facility. For more information regarding the Credit Facility, see Note 10, “Debt” to the notes to condensed consolidated financial statements.
As of September 30, 2023, we had $126.6 million of cash, cash equivalents and restricted cash including $47.0 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the U.S. of the Tax Cuts and Jobs Act of 2017 (the "Jobs Act"), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the quarters ended September 30, 2023 and December 31, 2022. See Note 15, “Guarantees” to the notes to condensed consolidated financial statements for further information.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against, but that cannot entirely eliminate, the adverse effects of these and other potential exposures.

Foreign Currency Exchange Rate Risk
There have been no material changes to the foreign currency exchange rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
Interest Rate Risk
There have been no material changes to the interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q (September 30, 2023), our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in "Management's Report on Internal Control Over Financial Reporting" below.
Management's Report on Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, identified control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle) and our inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
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

While these material weaknesses did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2023.
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
Changes in Internal Control over Financial Reporting
Except for the identified material weaknesses noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine-months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•If we fail to remediate our material weaknesses or discover additional weaknesses or otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.
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
•Events that are outside of our control, such as natural disasters, terrorist attacks, wars and armed conflicts, such as between Russia and Ukraine and Israel and Hamas, or other catastrophic events, could harm our operations.
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
•our ability to control costs, including our operating expenses, the costs and availability of components and materials we purchase for our products and our capital expenditures;
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
•the impact of a significant natural disaster or public health emergency, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and
•general economic, market and political conditions in domestic and international markets, including those related to any policy changes by the federal government or by the presidential administration in the U.S., and other factors beyond our control, including the ongoing effects of continuing inflation and high interest rates.

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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Customer demand is dependent in part on the level of inventory held by customers and, to the extent that such inventory levels have been or will be built up by customers to address global supply issues or otherwise, overall customer demand may be dampened in subsequent periods until the level of inventory held by such customers returns to more normalized levels. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions, high borrowing costs, inflation, customer-specific supply chain issues, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
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
As we transition customers to new products and technologies, we face significant risk that our new products or technologies may not be accepted by our current or new customers. To the extent that we fail to introduce new and innovative products and technologies that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. In addition, the sale of new products and technologies may result in the cannibalization of sales for existing products, which may harm our results of operations. We could also incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers. Any delays in the introduction of new components that we are developing for use in our other products as part of our vertical integration strategy may also prevent us from realizing the anticipated cost savings of such development. This may negatively impact our gross margins and harm our business and operating results.

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
The optical networking equipment market is competitive. Our main competitors include dense wavelength division multiplexing system suppliers, such as ADVA Optical Networking, Ciena Corporation, Cisco Systems, Ribbon Communications Inc., Huawei Technologies Co., Ltd., Nokia and ZTE. In addition, there are several other companies that offer one or more products that partially compete with our offerings. Moreover, other companies have developed, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
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
We are reliant on our global supply chain for the production of components for our products. For example, the global supply chain has experienced disruptions beginning in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages, longer than normal lead times, unfavorable contractual terms relating to refundability and cancellation, discontinued components and increased costs. These supply disruptions have negatively impacted our revenue and our results of operations. For example, shortages of and longer lead times for certain key components have adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. We cannot predict with certainty the scope, magnitude or duration of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional or long-term purchase commitments with our suppliers or by holding higher levels of inventory, could negatively impact our cash flow and financial results if we do not accurately forecast customer demand or if our customers change their purchasing patterns in response to the evolving supply chain environment. Further, the lead times required for these mitigation efforts may not allow us to take advantage of market price decreases or meet increased customer demand in a timely manner.
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

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product and engineering costs and deployment delays that could harm our business and customer relationships. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with other suppliers, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. For example, during 2022, several of our materials suppliers with manufacturing facilities near Shanghai, China were affected by COVID-19-related quarantines, which have since been lifted. At certain times, these quarantines led to delayed shipments to certain of our contract manufacturers, which subsequently constrained the ability of these contract manufacturers to supply certain components to us on a timely basis. Disruptions to global macroeconomic conditions may also make it more difficult for us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the quarter ended September 30, 2023, our top ten customers accounted for approximately 54% of our total revenue and one customer accounted for 10% or more of the Company's total revenue. For 2022, our top ten customers accounted for approximately 48% of our total revenue and one customer accounted for 11% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new large and medium customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
In addition, global economic conditions may affect the network spending, procurement strategies, or business practices of our key customers. If any of our key customers experience a loss in revenue due to weakening economic conditions, their corporate borrowing costs being materially impacted by high interest rates, or other adverse occurrences, they may reduce or delay capital spending generally or with respect to our products, which could materially adversely affect our business and results of operations.

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
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom will be approaching retirement age in the next decade and many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must also hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract, upskill and retain highly skilled and diverse personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the U.S. as well. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to a strong labor market with a competitive wage environment and attrition or a decline in the pool of available talent. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to identify, attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.
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
In addition, our suppliers in the communications networking industry have recently continued to consolidate. For example, II-VI acquired Coherent in 2022. Supplier consolidation may lead to increased prices of components for our products, deployment delays or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.
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
The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed. We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors will continue to improve the performance of their existing products and introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must increase our understanding of competitive dynamics in our markets, better anticipate future customer requirements and continue to invest significant resources in research and development, sales and marketing, and customer support. The demand for investment resources may also increase as the technologies we develop and utilize become more complex and the skills required to undertake such development become more scarce and expensive to obtain. If we do not anticipate or meet these future customer requirements, including with respect to the energy efficiency of our products, and invest in the technologies, including artificial intelligence and machine learning, necessary to enable us to create, manufacture and sell the appropriate solutions on a timely basis, our competitive position and future sales may be limited, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to undertake these investments and we may not be able to make the technological advances necessary to be competitive and successful in the markets we serve.
If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs, including inventory write-downs or equipment write-offs, which would adversely affect our business and results of operations.
We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times vary significantly for materials and components, including ASICs, that we need to order for the manufacture of our products and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthened lead times for certain components, which makes forecasting more challenging. We may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers as a result of longer lead times for components. In addition, we must manage our inventory to ensure we continue to meet our commitments as we introduce new products or make enhancements to our existing products.
If we overestimate market demand for our products, including as a result of customers changing the timing or volume of their purchases in response to the evolving supply chain environment or broader macroeconomic conditions, and, as a result, increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory. This could result in increased risk of obsolescence and significant inventory write-downs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products, cause delays in shipments and our ability to recognize revenue, and result in potential loss of customers or orders to competitors. In addition, we may be unable to meet our supply commitments to customers, which could result in a loss of certain customer opportunities or a breach of our customer agreements.

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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued the 2024 Notes to pay the cost of the Capped Calls, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued the 2027 Notes to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. In August 2022, we issued the Existing 2028 Notes to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. In June 2023, we issued the Additional 2028 Notes (together with the Existing Notes, the "2028 Notes," and together with the 2024 Notes and the 2027 Notes, the “convertible senior notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects.
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
As of September 30, 2023, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $18.7 million, $200.0 million and $473.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
Sales of our products into international markets continue to be an important part of our business. During 2022, 2021 and 2020, we derived approximately 45%, 53% and 54%, respectively, of our revenue from customers outside of the U.S. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the U.S. and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the year ended December 31, 2022, less than 1% of our revenue was derived from customers in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
The ongoing armed conflict between Israel and Hamas in the Gaza Strip may also broaden into a regional conflict that could impact our ability to maintain and expand our customer base in the Middle East.
Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:
•greater difficulty in collecting accounts receivable and longer collection periods;
•difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with such international locations;
•political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;
•tariff and trade barriers and other regulatory requirements, contractual limitations, or customer specifications impacting our ability to sell or develop our products in certain foreign markets;
•less effective protection of intellectual property than is afforded to us in the U.S. or other developed countries;
•potentially adverse tax consequences;
•natural disasters, acts of war or terrorism, and public health crises;
•changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements, including changes related to policy and other changes made by the federal government in the U.S., other national governments or multinational bodies; and
•effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar compared to other currencies that could negatively affect our financial results and cash flows.
The concentration of the storage and distribution of our inventory primarily in one location in southeastern Asia also increases the risks of our global operations. As a result, our operations are susceptible to local and regional risks there, including accidents, system failures and weather conditions, natural disasters (including floods and earthquakes and related fires), acts of war and other unforeseen events and circumstances. Any significant interruption in the operations or availability of the storage and distribution facilities in which our inventory is held could lead to logistical and fulfillment issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
A portion of our sales and expenses stem from countries outside of the U.S., and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We have from time to time entered into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency account balances. Even if we have forward contracts in place, while they may reduce some of the impact of currency exchange rate movements on certain transactions, they would not cover all foreign-denominated transactions and therefore may not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.
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
In August 2022, the U.S. enacted the Inflation Reduction Act, which, among other changes, implements a 1% excise tax on certain stock buybacks, that applies to repurchases of stock by U.S. corporations, and which could include certain transactions that we may undertake with respect to our Capped Calls.
Many countries and organizations, such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum corporate tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. While it is uncertain if the U.S. will adopt the minimum tax directive, several countries in which we operate have adopted the minimum tax directive, and other countries are in the process of introducing legislation to implement the minimum tax directive. Although we currently do not anticipate any materially adverse impacts on our business or results of operations, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate in future years. We continue monitoring developments and evaluating the impacts these new rules may have on our tax rate. Any additional changes in U.S. federal or state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

Beginning January 1, 2022, the Jobs Act eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and 15 tax years, respectively. This provision may materially increase our effective tax rate and reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits. Infinera continues to monitor and record the impact while waiting for final guidance from the IRS.
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
We depend on our ability to protect our proprietary technology. We rely on a combination of methods to protect our intellectual property, including limiting access to certain information, and utilizing trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may be inadequate to preclude misappropriation or unauthorized disclosure of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation, unauthorized disclosure or infringement is uncertain, particularly in countries outside of the U.S. This is likely to become an increasingly important issue as we expand our operations, product offerings and product development into countries that provide a lower level of intellectual property protection. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with a competitive advantage, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see the information set forth under the heading "Legal Matters" in Part 1, Item 1, Note 11, Commitments and Contingencies
Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or could include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. Any of these events could harm our business, financial condition and results of operations.

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
While the secure maintenance of this information and the security of the systems used in our business are critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached or otherwise compromised due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or breaches and to prevent or mitigate damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, attack using ransomware or other malware, or any other unauthorized access to systems used in our business or unauthorized acquisition, disclosure, or other processing of our information or other information that we or our third-party vendors maintain or otherwise process could compromise our intellectual property, disrupt our operations, or result in loss of or unauthorized access to or acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of proprietary or confidential information. While we work to safeguard our internal networks and systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or incidents, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of immaterial incidents resulting from phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. While they have not had a material effect on our business or our network security to date, security breaches or incidents involving access to or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, result in unauthorized acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of data, cause payments to be diverted to fraudulent accounts, or otherwise disrupt our operations. Security breaches or incidents, or any reports or perceptions that they have occurred, could cause us to incur significant costs and expenses to remediate and otherwise respond to any actual or suspected breach or incident, subject us to regulatory actions and investigations, disrupt key business operations, result in claims, demands, and liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any security incident or breach and to attempt to prevent future security incidents and breaches.
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
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the identified material weaknesses, or if we experience additional material weaknesses or deficiencies in the future or if we otherwise fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the rules and regulations of The Nasdaq Stock Market LLC. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
As described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q, we identified control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle) and inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting, resulting in the determination that our disclosure controls and procedures were not effective as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we determined that (i) within the revenue cycle, controls over the annual establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers, (ii) within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not designed and operating effectively to support such judgements, (iii) controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory, did not operate effectively and (iv) as related to our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of Information Produced by the Entity (IPE). These material weaknesses indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, which impacted our ability to adequately design, implement and monitor financial reporting controls related to our revenue cycle and inventory cycle that identify and mitigate risks of material misstatements in our financial statements.

In response to the identified material weaknesses, management has implemented or plans to implement the remediation measures described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q. While management believes these remediation measures will remediate the identified material weaknesses and strengthen our overall internal control over financial reporting, the identified material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures. Despite these efforts, we may nevertheless be unsuccessful in remediating the identified material weaknesses. Further, additional weaknesses in our internal control over financial reporting or disclosure controls and procedures may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities and could adversely impact our business.
In order to restore, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, we have expended and anticipate that we will continue to expend significant resources and undertake various actions, implementing a remediation plan, incurring accounting-related costs and implementing new internal controls and procedures, and providing significant management oversight. As part of our remediation plan, we plan to review and enhance our personnel with the appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, particularly in areas related to our revenue and inventory cycles. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business and could have a material and adverse effect on our operating results and could cause a decline in the price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on the Nasdaq Global Select Market.
We are subject to various governmental export control, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our products are subject to U.S. and foreign export control laws and regulations that may limit where and to whom we are permitted to sell our products, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items or certain reporting requirements.
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
In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. For example, the U.S. has imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers and reduced sales. Additionally, the U.S. government has continued to expand controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and adding additional entities to restricted party lists. It remains unclear what additional actions, if any, will be taken by the governments of the U.S. or China with respect to such trade and tariff matters. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and results of operations.
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
There has been an increased focus on environmental, social and governance (“ESG”) matters that affect companies globally, including by the SEC, the E.U. and certain state governments. A number of customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that may impose additional burdens and costs on us as suppliers. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices, goals and metrics. In addition, various governmental authorities are developing ESG and disclosure-related laws or regulations that could cause us to incur significant compliance costs and other direct and indirect costs. Any disclosed goals and aspirations related to ESG are subject to assumptions that could change over time, may evolve as the Company and global ESG practices change, and may not be achieved. In addition, ESG-related standards and regulations are continuing to evolve and may not be adequately harmonized. Our efforts to abide by these regulations, to report against these standards and to accomplish our ESG-related goals and aspirations present operational, reputational, financial, audit, legal and other risks. Our processes and controls may not always align with evolving standards, laws and regulations, our interpretation thereof may differ from governmental authorities and other parties and the regulations and standards may continue to evolve, any of which could result in significant revisions to our goals, reported progress toward those goals, or other ESG information we disclose. In addition, any failure or perceived failure to pursue or fulfill previously stated goals and aspirations may result in reputational damage and loss of business, and could expose us to government enforcement actions, private litigation or other adverse consequences, and may adversely affect our business and results of operations.

We are subject to global laws and regulations governing privacy, data protection, and cybersecurity that could adversely affect our business or subject us to liability.
Data privacy, data protection, and cybersecurity are areas of increasing focus for our customers, governmental regulators and privacy advocates, and many jurisdictions, including the E.U., the U.S., China and other regions, are evaluating or have implemented laws and regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) in effect in the E.U., and similar regulatory standards in effect in the United Kingdom, the Personal Information Protection Law ("PIPL") in China, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), other enacted or proposed legislation in the U.S., including comprehensive privacy legislation similar to the CCPA proposed, and in certain cases enacted, in numerous states, and enacted or proposed legislation in other jurisdictions, have created new compliance obligations with respect to data processing, privacy, data protection, and cybersecurity.
The laws, rules, regulations, standards and other actual and asserted obligations relating to privacy, data protection and cybersecurity to which we may be subject, or that otherwise apply to our business, are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning these matters in the U.S., the E.U. and other jurisdictions. We cannot fully predict the impact of the GDPR, the PIPL, the CCPA, the CPRA or other laws or regulations, including those that may be modified or enacted in the future, or new or evolving industry standards or actual or asserted obligations, relating to cybersecurity, privacy, or data protection or processing on our business or operations. These laws, regulations, and standards have required us to modify our practices and policies relating to privacy, data protection, cybersecurity, and data processing, and to incur substantial costs and expenses in an effort to comply, and we expect to continue to incur such costs and expenses in the future and may find it necessary or appropriate to further modify our relevant practices and policies. Any actual or perceived failure by us or our customers, partners or vendors to comply with laws, regulations, or other actual or asserted obligations to which we are or are alleged to be subject relating to cybersecurity, privacy or data protection could result in claims, litigation, and regulatory investigations and other proceedings, as well as damage to our reputation. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our customer relationships, our market position, and our ability to attract new customers. Any of these could harm our business, financial condition and results of operations.
A portion of our revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
We currently sell many of our solutions to various government entities, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks, including risks related to a highly competitive, expensive, and time-consuming sales process, which often requires significant upfront time and expense without any assurance that we will complete a sale. Additionally, the sales process may be delayed by a shutdown of the U.S. federal government. If we are successfully awarded a government contract, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual, or other legal rights to terminate contracts for convenience or due to a default. For purchases by the U.S. federal government, the government may require certain products to be made in, or be products of, the U.S. or other high-cost manufacturing locations, and all of our products may not be made in or products of jurisdictions that meet government requirements, and as a result, our business and results of operations may suffer. Contracts with government entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing.
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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in the U.S. and in countries outside of the U.S. in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
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

Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption or anti-money laundering laws, could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
•variations in our operating results;
•announcements of technological innovations, new services, service or manufacturing enhancements or government funding opportunities, strategic alliances or agreements by us or by our competitors;
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
An economic downturn, negative financial news, continued inflation, high interest rates, declines in income or asset values, market conditions, changes to fuel and other energy costs, and other economic factors, may lead to market volatility and associated uncertainty. In addition, if the market for technology stocks or the broader stock market experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. Each of these factors, among others, could harm the value of an investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.
Future sales of our common stock could cause our stock price to fall.
We have sold, and may in the future sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.
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
We are a Delaware corporation and the anti-takeover provisions of the General Corporation Law of the State of Delaware ("DGCL"), which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:
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
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and the federal district courts of the U.S. as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware, is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim governed by the internal affairs doctrine. However, such exclusive forum provisions would not apply to any such claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction.
These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes, fires, floods and other natural disasters. Further, attacks and violence aimed at Northern California or at the U.S. energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, targeted attack or other man-made or natural catastrophe were to destroy any part of our or our contract manufacturers’ or suppliers' facilities, destroy or disrupt vital infrastructure systems, or interrupt our operations or supply chain for any extended period of time, our business, financial condition and results of operations would be harmed. For related risks concerning the operations and availability of the storage facilities in which our inventory is held, see also the Risk Factor titled "Our international sales and operations subject us to additional risks that may harm our operating results."

Item 5.     Other Information
No directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

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