Form 10-K
period 2023-12-30
Infinera Corp
filed 2024-05-17
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $687,781,925 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 10, 2024, 234,108,176 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 30, 2023

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we,” “us,” “our”, “Infinera” or the "Company") is a semiconductor manufacturer and global supplier of networking solutions comprised of networking equipment, optical semiconductors, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, coherent optical engines and subsystems, a suite of automation software offerings, and support and professional services. Leveraging our U.S.-based compound semiconductor fabrication plant ("fab") and in-house test and packaging capabilities, we design, develop and manufacture industry-leading indium phosphide-based photonic integrated circuits ("PICs") for use in our vertically integrated, high-capacity optical communications products.
Our customers include operators of fixed line and mobile networks, including telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to build infrastructure networks that support and deliver high-bandwidth business and consumer communications services. Our edge-to-core portfolio of networking solutions also enables our customers to scale their transport networks as consumer and business services and applications continue to drive growth in demand for network bandwidth. These consumer and business services and applications include, but are not limited to, high-speed internet access, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, the Internet of Things (“IoT”), artificial intelligence ("AI"), machine learning ("ML"), business Ethernet services and data center interconnect ("DCI").
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using indium phosphide ("InP"). This technology is used in infrastructure networks to transmit massive amounts of data and support delivery of consumer and business communications services. We have made significant investments in our unique research, development, fabrication and packaging facilities, including our optical compound semiconductor fab in Silicon Valley and advanced test and packaging center in Allentown, Pennsylvania. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation of technology has made it possible to transmit information at a rate of 800 gigabits per second (“Gb/s”) using a single laser. Our ongoing research and development initiatives continue to create a path to higher speed transmission and lower cost per bit performance for our customers.
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
The large-scale integration of our PICs and advanced digital signal processors (“DSPs”) enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These optical engine solutions, branded as Infinite Capacity Engine ("ICE"), include features that customers care about the most, including lowest cost per bit, lowest power per bit, reduced footprint and increased flexibility, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the network core, 400 Gb/s in metro networks and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain and an overall lower cost structure.

We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a broader global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggable. Pluggable optics are optical transmission solutions packaged in smaller and more versatile form factors. They are designed to seamlessly address the rapidly growing market for point-to-point optical transport solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, vertically integrated optical engine technology that powers our differentiated optical networking solutions.
Our products are designed to be managed by a suite of software solutions that enable simplified network management, increased service agility and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network capacity needs evolve.
We believe our systems and subsystems solutions benefit our customers by providing a unique combination of highly scalable capacity and advanced networking features that address edge-to-core transport network applications and ultimately simplify and automate network operations. Our high-performance optical transport solutions leverage the industry shift to open optical network architectures and enable our customers to efficiently and cost-effectively keep pace with bandwidth demands, which continue to grow 30% or more year-over-year.
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
Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic cables. With the advent of dense wavelength division multiplexing (“DWDM”) systems, data is transmitted by using multiple wavelengths of light using different frequencies or colors over a single optical fiber. Customers deploy DWDM systems to carry information between continents, across countries, between cities and within metropolitan areas, and in some cases all the way to the ultimate consumer or business user. Fiber optic networks are generally capable of carrying most types of communications traffic. Coherent optical technology is the latest innovation in DWDM transmission that dramatically increases the amount of information a single laser can transmit.
We believe that a number of trends in the communications industry are driving demand for large amounts of network bandwidth and ultimately will increase demand for advanced optical transport networking solutions. These trends include:
•growth of cloud services and DCI connectivity capacities;
•growth of over-the-top services and high-definition video streaming;
•growth of mobile broadband services, such as 5G;
•growth of edge computing resources closer to ultimate consumer or business users;
•increasing use of connected virtual and augmented reality devices;
•the IoT, which continues to drive massive growth in the number of network-connected devices; and
•emerging network capacity and power consumption demands of AI and ML workloads.

As network traffic grows, network operators will need to continue to add transmission capacity to existing optical networks or deploy new systems and/or subsystems to address bandwidth demand and offer new consumer and business services.
We believe we are in the midst of an important shift in transport network architectures that impact the markets we serve. The shift to open and disaggregated networks is increasingly being embraced by the communications industry. Examples of this trend include separation of compute, storage and networking in data centers, the separation of hardware, operating system and applications in smart phones, hardware/software separation in network function virtualization and hardware and software routing stack routers, and open radio access network initiatives for 5G. Industry evolution is now enabling optical networking to leverage these same principles of openness and disaggregation.
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
•Improved network economics: Open optical networks enable the introduction of lower cost per bit and lower power per bit innovations to be quickly deployed throughout the network lifecycle, with customized multi-vendor network designs providing additional scope for cost-optimization as capacity and service demands evolve.
A second shift is happening at the edge of the network, where capacity is growing beyond the ability of traditional, non-coherent optical transmission solutions to address. This increasing capacity demand is driving the need for innovative edge- and access-optimized coherent optical transport solutions. These include more compact, efficient and cost-effective solutions as well as innovative coherent optical pluggable solutions such as ICE-X optics point-to-point and point-to-multipoint technology that can enable significant cost savings by dramatically simplifying network architectures.
Strategy
Our goal is to be the preeminent provider of high-performance optical transport technologies and solutions that enable our customers to cost-efficiently scale network capacity and simplify network operations in response to increasing bandwidth demand. Key aspects of our strategy include:
•Leveraging our U.S.-based optical semiconductor fab and packaging capabilities and vertically integrated solutions to deliver lowest total cost network solutions. We will continue to provide our customers with differentiated value by leveraging our vertically integrated capabilities. Our strategy is to continue to evolve our unique optical technology with higher speed and lower cost and power per bit efficiencies, integrating our vertically integrated optical engines across a broad range of our open optical networking systems and expanding our addressable market with a suite of with vertically integrated subsystem and coherent optical pluggable products.
•Driving cost structure optimization and achieving cost advantages of scale. Leveraging scale as part of our vertical integration strategy, which includes integration of our optical engine across our broad portfolio of systems and subsystems, enables us to achieve cost advantages and cost structure efficiencies that enhance our ability to continue to invest in research and development in our optical engine and edge-to-core portfolio, as well as drive profitability. In particular, we believe our vertically integrated, in-house optical semiconductor manufacturing capabilities serve as a competitive advantage from a technology and supply chain perspective and enable a lower cost structure and higher profitability.
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
•Utilizing software-driven automation to deliver differentiated solutions. We believe we lead the industry in ease-of-use and automation, both integrated into our system and subsystem product designs and facilitated by our software capabilities. We continue to invest in our differentiated technologies, including enhancing capabilities of Instant Bandwidth offerings and introducing advanced automation and programmability capabilities. Additionally, based on our customers’ desire for open networking solutions, we have introduced new cloud-based software capabilities designed to streamline and simplify operations of multi-vendor optical networks. This includes the addition of open APIs in our networking platforms and intelligent coherent optical pluggable management capabilities, as well as the use of AI to enhance our customer support offerings.
Customers, Products and Services
The customer verticals we serve include:
•Tier 1 carriers with domestic and international infrastructure networks;
•Tier 2 and Tier 3 communications service providers;
•ICPs, web-scale providers (also referred to as hyper-scalers) and cloud providers;
•cable providers and Multiple System Operators ("MSOs");
•wholesale carriers;
•submarine network operators;
•utilities;
•large enterprise customers spanning diverse vertical industries;
•research and education institutions;
•government and public sector entities; and
•third-party network equipment manufacturers.
In the markets we serve, we believe our customers seek the following solutions to meet growing bandwidth needs, increase their revenue, expand their service offerings and lower the total cost of their network operations:
•high-bandwidth solutions that scale optical transmission capacity to meet increasing bandwidth demand while providing efficiency through service granularity;
•flexible, efficient and easy to deploy core-to-edge coherent optical solutions that optimize performance and increase reliability while reducing physical space and power consumption, leading to lower operational and capital expenses;
•easy-to-use solutions that are highly programmable, open and automated, which help reduce the time and complexity of deploying and managing transmission bandwidth;

•sustainable products and solutions that deliver meaningful reduction in power and associated emissions; and
•strong encryption at the transport layer to ensure maximum security for data transport.
We sell our products via a direct sales force and through indirect channel partners. One end-customer accounted for 10% of our revenue in fiscal year 2023. One end-customer accounted for 11% of our revenue in fiscal year 2022 and no end-customer accounted for 10% or more of our revenue in fiscal year 2021. For the years ended December 30, 2023, December 31, 2022 and December 25, 2021, our top ten end-customers accounted for approximately 52%, 48% and 42% of our total revenue, respectively.
We have focused our efforts and capital investments on developing high-performance, vertically integrated transport technologies and solutions that enable customers to cost-efficiently scale network capacity, reduce cost and power per bit, increase flexibility and launch new services in response to increasing bandwidth demand. Our products feature industry-leading optical performance for capacity and reach, high service port density, a low power profile and open automation software that allows fast and simple provisioning of network services.
We believe one of our key differentiating capabilities is our deep vertical integration of high-end optical technology, including optical semiconductors. We have a world-class team of scientists and engineers that is responsible for driving the opto-electronic innovations that are integrated into our coherent systems and subsystems solutions. Core engineering disciplines include coherent application-specific integrated circuit ("ASIC")/DSP design, PIC design and manufacture, analog ASIC design, advanced packaging design and manufacture, and holistic co-design, including the RF interconnect. Our experts have achieved many industry firsts, including the first large-scale PIC, the first coherent PIC, the first commercial super-channels, the first digital subcarriers, and the first point-to-multipoint coherent technology. Additional innovation highlights include soft-decision forward error correction gain sharing techniques and long-codeword probabilistic constellation shaping. These innovations are the foundation for the superior reach performance of our 1.6 Terabit per second ("Tb/s")-capable ICE6 optical engine and our industry-first point-to-multipoint technology. They have resulted in Infinera setting numerous industry records for optical transmission.
Financially, we believe our in-house developed technology approach coupled with our unique monolithic InP semiconductor technology enables improved manufacturing economics for optical networking, allowing future optical transport cost and power per bit reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies and greater functional integration. These advantages also allow us to develop new technologies and solutions that offer our customers innovative ways to solve their business needs.
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
Compact Modular Platforms
Infinera GX Series Compact Modular Platform
The Infinera GX Series of highly compact, modular and sled-based platforms includes integrated muxponder and optical line system capabilities optimized to support a variety of transport network applications. With a compact and flexible architectural design, the GX Series supports up to 800 Gb/s per wavelength (via our embedded ICE6 optical engine) and provides an evolution path to 1.2 Tb/s transmission with its next-generation optical engine, providing customers with a seamless path to future growth and cost-optimized reach in metro and long-haul applications. The GX muxponder solution supports deployment over virtually any optical line system, enabling network operators to easily introduce our best-of-breed, high-performance transmission capabilities over existing network infrastructure.

Infinera Cloud Xpress Family
The Infinera Cloud Xpress Family is designed to meet the varying needs of ICPs, communication service providers, internet exchange service providers, enterprises and other large-scale data center operators. The first generation of the Cloud Xpress has a 500 Gb/s DWDM super-channel output in 2 rack unit ("RU") form factor. Our second generation, the Cloud Xpress 2, released in June 2017, leverages the ICE4 optical engine, and has a 1.2 Tb/s super-channel output in 1RU. These platforms are designed with a rack-and-stack form factor and utilize a software approach that enables them to easily plug into existing cloud provisioning systems using open software defined networking ("SDN") APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
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
Optical Line Systems
Infinera GX Series Optical Line System
In addition to muxponder functionality, the Infinera GX Series Compact Modular Platform also supports a variety of multi-haul optical line system capabilities. From compact plug-and-play optical function to comprehensive multi-degree reconfigurable optical add-drop multiplexer (“ROADM”) capabilities, the GX Series provides a single configurable system to address virtually any optical networking application. With natively open interfaces, the GX Series supports seamless integration into a variety of networks and open optical applications.
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
Coherent Optical Subsystems
ICE-X Coherent Pluggable Optics
ICE-X is a suite of coherent pluggable optics designed to seamlessly address point-to-point (including ZR+) and point-to-multipoint transport applications from the network edge to the core. The suite of vertically integrated ICE-X coherent optical pluggables will offer network operators the performance, scale, efficiency, and manageability critical to infrastructure support for the delivery of differentiated 5G, enhanced broadband, and next-generation cloud and business services. ICE-X coherent optical pluggables support a range of transport rates, including 800 Gb/s, 400 Gb/s and 100 Gb/s, and utilize industry-standard form factors to enable ease of deployment in a wide variety of networking elements. These networking elements include optical transport platforms, compact modular platforms, routers, switches, servers and mobile radio units. Customers for Infinera’s suite of ICE-X coherent optical pluggables include communications service providers, ICPs, enterprises and third-party network equipment manufacturers.
Our subsystems solutions include a line of high-performance transmit-receive optical sub-assemblies, innovative programmable DSPs and a line of high-performance, intelligent pluggable optical transceivers. These solutions leverage an innovative building block approach whereby subsystems can be mixed and matched flexibly, maximizing the value of each element, providing more solution options for customers, and simplifying integration into in-house and third-party optical engines.

Software
Transcend Software Suite
Leveraging cloud-native technologies and SDN principles, the Infinera Transcend Software Suite is a comprehensive software platform that provides automation capabilities designed to help network operators reduce operational costs, optimize network assets, speed time to revenue, and maximize network and service availability. Our programmable Transcend Network Management System ("NMS") provides full end-to-end network and service management across multiple technologies and equipment vendors, while the Transcend Controller enables new, efficient, and innovative applications for network control and automation, extracting the most value out edge-to-core transmission networks and open optical architectures.
Open Optical Networking Software
The Transcend Software Suite also includes software tools and applications that enable network operators to simplify the management of multi-vendor optical networks and leverage best-in-class technology from any number of suppliers in an open network environment. As part of this toolkit, Transcend Open Wave Manager makes it operationally simple to deploy, operate, and troubleshoot open wavelengths and our Intelligent Pluggables Manager brings the holistic, edge-to-core optical networking operational capabilities of DWDM transponders to intelligent pluggable optics in any network platform.
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
Competition
Our current technologies and solutions support the access, aggregation, metro, DCI, long-haul and subsea markets. The optical networking equipment market is highly competitive and competition in the markets we serve is based on any one or a combination of the following factors:
•the ability of products and services to meet customers’ immediate and future network requirements;
•price and other commercial terms;
•optical reach and capacity performance;
•features and functionality;
•the availability of components required to manufacture key products;
•existing business and customer relationships;
•power consumption, heat dissipation, form factor and density;
•installation and operational simplicity;
•network and service manageability;
•quality and reliability;
•service and support;
•security and encryption requirements;

•scalability and investment protection; and
•product availability and lead times.
Competition in the optical transport systems market is intense, with consolidation and geopolitical market shifts creating new competitive dynamics. In the long-haul market, our main competitors include DWDM systems suppliers such as Ciena and Nokia, as well as China-based suppliers Huawei and ZTE. In the metro market, we face the same competitors as in long-haul, in addition to Cisco, ADTRAN, Ribbon Communications, and Fujitsu, among others. Competition in the optical subsystems and pluggable optics market includes, but is not limited to, Cisco (via their acquisition of Acacia), Lumentum, Marvell and Coherent, as well as a wide range of China-based suppliers. We also encountered competitor consolidation in the markets in which we compete and may continue to do so, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
Some of our competitors have substantially greater name recognition, technical, financial, sales and marketing resources and may be perceived by our customers and suppliers to have greater financial stability, and better-established relationships with potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, as well as in creating greater market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Some of our competitors offer optical products at a substantial discount or for free when bundled together with broader technology purchases, such as router or wireless equipment purchases. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
Sales and Marketing
We market and sell our products and related support services primarily through our direct sales force, supported by marketing and product management personnel. We also use channel distribution or support partners to enter new markets or when requested by a potential customer. Our sales team has significant experience with the buying process and sales cycles typical of high-value telecommunications systems and subsystems products.
The sales process for our products entails discussions with prospective customers, analyzing their networks and identifying how they can utilize our solutions capabilities within their networks. This process requires developing strong customer relationships and leveraging our sales force, technical experts and customer support team and associated capabilities.
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
Marketing and Product Management. Our product management team is responsible for defining the product features and go-to-market plan required to maximize our success in the marketplace. Product management supports our sales efforts with product and application expertise. Our corporate marketing team works to create demand for our products by communicating our value proposition and differentiation through a variety of marketing and customer engagement programs, including public relations, industry analyst relations, event and trade show marketing, web-based promotions, social media, email marketing, and advertising, among other marketing vehicles.
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
As of December 30, 2023, we had 3,389 employees, with 2,119 of those employees located outside of the United States. Our U.S. employees are not subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils or collective bargaining agreements, as required by local laws or customs. We have not experienced any work stoppages to date. We consider the relationships with our employees to be positive.
Organizational Culture
We believe that developing and fostering a global organizational culture is a key component of our human capital management practice and critical to our long-term success. In 2023, we strengthened our core culture to drive the evolution of our business and human capital strategy. We have intensified efforts to involve leaders at all levels in cultural initiatives and decision-making processes. For example, in 2023, we continued our cross-functional leadership program, Second Circle, which is a global initiative to accelerate the leadership development of our talent. Through regular feedback sessions and leadership forums, Second Circle aims to ensure that our culture reflects the diverse perspectives and experiences within our Company. Our executives are also evaluated and held accountable for upholding our cultural values and leading by example. Our culture is underpinned by three core principles that unite our workforce: (1) innovation that matters (empowering our people); (2) better together (workforce unified in mission and purpose) and (3) we care (engaging people to reach their potential, fostering integrity and empathy, standing with employees and respecting individuality).
Diversity, Equity and Inclusion
At Infinera, we strive to create an inclusive culture for a workforce that is unified in mission and purpose. This is reflected in the way we treat each other, the way we respect our differences across our global workforce, and how we conduct business with our customers and partners around the world. We believe that our culture of inclusion and belonging enables us to leverage the strengths of our people to exceed customer expectations and growth objectives.

In 2020, we launched Infinera ALL-In ("ALL-In"), an employee-led, executive-sponsored, company-wide effort to promote, facilitate and support sustainable diversity, equity and inclusion ("DEI") efforts. ALL-In is sponsored by our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Human Resources Officer ("CHRO"), and is led by other executives and employee leaders from each region in which we have employees and do business. In the last three years, ALL-In has contributed to our inclusive culture, raised awareness and fostered meaningful dialogue, and helped guide the overall development of our DEI initiatives.
In 2023, we have continued our partnerships with non-profits and historically black colleges and universities to increase our pipeline of diverse talent. Through our partnership with the United Negro College Fund (“UNCF”), Infinera sponsors internships with a focus on providing job opportunities to candidates within the historically black colleges and universities network that may have never worked in technology before or that may be the first person in their family to attend a university. By positioning Infinera as an accessible avenue into a technical career working on the frontier of optical networking technology, we hope to further expand our candidate pool and access the best talent across the nation. Our apprenticeships also provide a direct avenue to a technical career to candidates that might not have completed a university degree. Leveraging the candidates’ passion and potential, we offer the opportunity for candidates with high school diplomas or equivalency certificates to learn and earn within our Registered Apprentice Program. In our larger sites globally, we also post roles on platforms and job boards targeted at diverse talent pools enabling greater access to diverse talent. In our larger sites globally, we post roles on platforms and job boards targeted at diverse talent pools enabling greater access to diverse talent.
In 2023, we continued to provide DEI training for our global employee base. Training topics are focused on global diversity, employees' roles in workplace diversity and related matters. We offer recruiters and managers training on topics such as leveraging inclusive hiring practices.
As of December 30, 2023, women represented 20% of our global employees, based on those who identify, and 19% based on total population. In the U.S., minorities represented approximately 45% of our U.S. population, based on those who identify, and approximately 38% of our total U.S. population.
Employee engagement
Employee engagement is critical to building a unified and global culture that values local needs and perspectives. We create an engaging workplace culture by consistently listening to and acting on employee feedback. This employee engagement has directly led to the evolution of our culture as referenced above. We continuously evolve our approach to employee communications, from a company-wide platform, to function or departmental communications, to one-on-one discussions to better understand employee expectations and assess the effectiveness of our people practices. From our employee engagement survey feedback, we created a new program where managers can invite executives from other functions to attend their internal staff meetings. This program has fostered candid, thoughtful and cross-functional collaboration. We also encourage our employees to share direct feedback about working for our company through other feedback channels, including employee surveys and on public forums such as Glassdoor.com. This helps us determine how connected employees are to their roles, each other, customers, and other stakeholders and helps us continuously improve our employee experience.
To further foster inclusion and promote our culture and values throughout our diverse workforce, we support several employee resource groups (“ERGs”) including African Descent/Black at Infinera, Infinera Veterans Employee Resource Group and Women at Infinera ("WIN"). As an example of ERG evolution and effectiveness, WIN works to provide our female employees with access to conferences, networking events and other prominent engagements in the technology industry, as well as to support greater opportunities for career growth, internships, and leadership. In 2023, we continued our WIN mentoring program, participation in local and regional women’s conferences and a speakers series including industry and thought leaders addressing topics such as development, recruitment, and retention of women. In various locations, employees have also partnered with local nonprofits and schools to encourage female students to pursue science, technology, engineering, and mathematics, or STEM, careers.
We also continue to design strategic initiatives with the intent to reduce barriers and enhance collaboration. For example, in 2023, the Company hosted three events where multiple levels of management, technologists and individual contributors engaged directly with our Board of Directors. These initiatives allowed the Board of Directors to interact with the Company’s leadership and talent, while also providing leadership direct access and visibility to the Board of Directors.

Compensation, Benefits and Well-being
Our goal is to incentivize our talented employees with a total compensation package that is market-competitive as validated through independent data sources. Our total compensation for eligible employees includes base salary, bonuses and equity awards. We intend to maintain ongoing competitiveness for attracting, engaging, retaining, and developing the best talent. We continuously improve our human resources information systems for workforce data collection, monitoring, and reporting, and expect that this will allow us to improve our understanding of compensation equity around the globe to ensure fair pay. We also seek to provide market-competitive benefits as part of our total reward structure for all employees around the globe and their dependents.
We have also invested in creating safe work environments for our workforce, which is important given our status as a critical infrastructure business with manufacturing facilities in the U.S. and research and development sites in several countries. To advance these efforts, we have a global leadership team comprised of local site leaders that meets regularly to support compliance with all local and international guidelines and establishes best practices at every site. We are committed to providing employees with a healthy and safe work environment by striving to prevent accidents and improve workplace conditions, and continuously working to improve our processes and performance. Our health and safety programs emphasize personal accountability, professional conduct, and regulatory compliance, while our culture fosters a sense of proactivity, caution, empathy, and communication.
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
Growth and Development
Consistent with our commitment to innovation that matters, our employee growth and development initiatives are designed to provide opportunities for employees to learn, innovate and enhance their skillsets at every stage of their role and long-term career. To ensure business continuity and employee development, the executive leadership team regularly reviews the talent pipeline, identifies, and develops succession candidates, and builds succession plans for leadership positions. The Board and its Nominating and Governance Committee provide oversight of CEO and succession planning of key executive roles.
Part of a healthy culture is also ensuring the Company attracts and develops new talent. In 2023, the Company provided internships to candidates in high school, community colleges and universities globally. Internships enable the Company to access talent who can join the Company’s workforce as an employee, while also providing such interns with opportunities to work for an innovative technology company.
Experiential learning is powerful in career development, which is why we also provide global job-based learning opportunities including cross-functional transfers and expanded roles. Education also enables the advancement of our DEI initiatives, which is one of our core values and a continued area of focus for us. Our learning and development initiatives include a scalable, multi-language e-learning platform that enables the proliferation of global, diverse, and professional education. We also provide education on topics that include, but are not limited to, technical sessions, managerial training, effective time management, unlocking executive presence, working in a multigenerational workplace, next level delegation and breaking down barriers.
We also have a global mentorship program to empower all employees within Infinera to advance their careers and realize their full potential. By facilitating mentor-mentee relationships, this program provides a unique opportunity for reflection, self-examination, and the development of practical skills for mentees while simultaneously providing mentors with fresh perspectives, insights, opinions, and an opportunity to have a direct hand in the development of future leaders.

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
We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble products according to our specifications and bills of material. For elements of our business where we outsource, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently use three contract manufacturers in several different countries, including Thailand, Malaysia, and China, and we maintain the capability to transfer select manufacturing activities to U.S. qualified factories of three electronic manufacturing services partners.
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
As of December 30, 2023, we held 1,019 U.S. patents and 470 international patents expiring between 2024 and 2042, and held 177 U.S. and 98 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
We may not receive any competitive advantages from the rights granted under our patents and other intellectual property. Any patents granted to us may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. Therefore, the impact of these patents cannot be predicted with certainty.

We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. For example, we are currently involved in litigation for alleged patent infringement. See the information set forth under the heading “Legal Matters” in Note 12, Commitments and Contingencies, in Part II, Item 8 for additional information regarding such litigation. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or could include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.
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
Information about our Executive Officers
Our executive officers and their ages and positions as of December 30, 2023, are set forth below:

Name	Age	Position
David W. Heard	55	Chief Executive Officer and Director
Nancy L. Erba	57	Chief Financial Officer
David L. Teichmann	67	Chief Legal Officer and Corporate Secretary
Nicholas R. Walden	52	Senior Vice President, Worldwide Sales
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
•Product performance problems, deployment delays and product security vulnerabilities could harm our business and reputation.
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
•We may issue additional shares of our common stock in connection with conversions of the 2024 Notes, the 2027 Notes and the 2028 Notes (as defined below).
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
•readiness of customers for installation of our products, which has been impacted by the budget constraints and personnel availability of our customers;
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
The optical networking equipment market is competitive. Our main competitors in the optical transport systems market include dense wavelength division multiplexing system suppliers, such as ADTRAN, Ciena Corporation, Cisco Systems, Fujitsu, Huawei, Nokia, Ribbon Communications and ZTE. Competition in the optical subsystems and pluggable optics market includes, but is not limited to, Cisco (via their acquisition of Acacia), Lumentum, Marvell and Coherent, as well as a wide range of China-based suppliers. Moreover, other companies have developed, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
Competition in the markets we serve is based on any one or a combination of the following factors:
•the ability of products and services to meet customers’ immediate and future network requirements;
•price and other commercial terms;
•optical reach and capacity performance;
•features and functionality;
•the availability of components required to manufacture key products;
•existing business and customer relationships;
•power consumption, heat dissipation, form factor and density;
•installation and operational simplicity;
•network and service manageability;
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
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the year ended December 30, 2023, our top ten end-customers accounted for approximately 52% of our total revenue and one end-customer accounted for 10% of our total revenue. For 2022, our top ten end-customers accounted for approximately 48% of our total revenue and one end-customer accounted for 11% of our total revenue. For 2021, our top ten end-customers accounted for approximately 42% of our total revenue and no end-customer accounted for 10% or more of our revenue.
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

Product performance problems, including undetected errors in our hardware or software, or deployment delays, and product security vulnerabilities, could harm our business, results of operations and reputation.
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
In addition, our products are subject to security vulnerabilities and attempts by third parties to identify additional vulnerabilities. Such vulnerabilities are not always mitigated before they become known by us, our customers or the users of our products. Mitigation techniques designed to address security vulnerabilities in our products, including software and firmware updates or other preventative measures, are not always available on a timely basis - or at all - and at times do not operate as intended or effectively resolve vulnerabilities. Security vulnerabilities and any limitations or adverse effects of mitigation techniques may result in warranty or other claims, litigation, or regulatory actions, and may adversely affect our results of operations, financial condition, customer relationships, prospects, and reputation in a number of ways, any of which may be material.

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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued our 2.125% Convertible Senior Notes due 2024 (the "2024 Notes") to pay the cost of the Capped Calls, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued our 2.5% Convertible Senior Notes due 2027 (the “2027 Notes") to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. In August 2022, we issued our 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes") to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. In June 2023, we issued additional 3.75% Convertible Senior Notes due 2028 (the "Additional 2028 Notes," together with the Existing 2028 Notes, the "2028 Notes," and the 2028 Notes, together with the 2024 Notes and the 2027 Notes, the “convertible senior notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects.
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
As of December 30, 2023, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $18.7 million, $200.0 million and $473.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
Sales of our products into international markets continue to be an important part of our business. During 2023, 2022 and 2021, we derived approximately 38%, 45% and 53%, respectively, of our revenue from customers outside of the U.S. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the U.S. and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the year ended December 30, 2023, less than 1% of our revenue was derived from customers in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
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

Many countries and organizations, such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum corporate tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. While it is uncertain if the U.S. will adopt the minimum tax directive, several countries in which we operate have adopted the minimum tax directive, and other countries are in the process of introducing legislation to implement the minimum tax directive. Although we currently do not anticipate any materially adverse impacts on our business or results of operations, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate in the future years. We continue monitoring developments and evaluating the impacts these new rules may have on our tax rate. Any additional changes in U.S. federal or state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see the information set forth under the heading “Legal Matters” in Note 12, Commitments and Contingencies, in Part II, Item 8.
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
In the ordinary course of our business, we maintain sensitive data on our networks and systems, including data related to our intellectual property and data related to our business, customers and business partners, which may be considered proprietary or confidential information. This sensitive data includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. Companies, especially in the technology industry, have been increasingly subject to a wide variety of security incidents, cyber-attacks, malicious activity, including ransomware, malware and viruses, and other attempts to gain unauthorized access and disrupt systems and the confidentiality, security, and integrity of information, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Moreover, advancements in technology, such as artificial intelligence and machine learning, are changing and may continue to change the way companies are subjected to attempts to gain unauthorized access and disrupt systems, thereby increasing the risks of security threats and attacks. In accordance with our flexible approach to work arrangements, many of our employees are also working from home and accessing our corporate network via remote devices, which may be less secure than those used in our offices and thus could increase the potential for such events to occur.
While the secure maintenance of this information and the security of the systems used in our business are critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached or otherwise compromised due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or breaches and to prevent or mitigate damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, attack using ransomware or other malware, or any other unauthorized access to systems used in our business or unauthorized acquisition, disclosure, or other processing of our information or other information that we or our third-party vendors maintain or otherwise process could compromise our intellectual property, disrupt our operations, or result in loss of or unauthorized access to or acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of proprietary or confidential information. While we work to safeguard our internal networks and systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or incidents, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of immaterial incidents resulting from, for example, phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. While they have not had a material effect on our business or our network security to date, security breaches or incidents involving access to or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, result in unauthorized acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of data, cause payments to be diverted to fraudulent accounts, or otherwise disrupt our operations. Security breaches or incidents, or any reports or perceptions that they have occurred, could cause us to incur significant costs and expenses to remediate and otherwise respond to any actual or suspected breach or incident, subject us to regulatory actions and investigations, disrupt key business operations, result in claims, demands, and liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any security incident or breach and to attempt to prevent future security incidents and breaches.

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
As described under the heading "Controls and Procedures" in Part II, Item 9A of this Annual Report on Form 10-K, we identified control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle) and inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting, resulting in the determination that our disclosure controls and procedures were not effective as of December 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we determined that (i) within the revenue cycle, controls over the annual establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers, (ii) within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not designed and operating effectively to support such judgements, (iii) controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory, did not operate effectively and (iv) as related to our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of Information Produced by the Entity ("IPE"). These material weaknesses indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, which impacted our ability to adequately design, implement and monitor financial reporting controls related to our revenue cycle and inventory cycle that identify and mitigate risks of material misstatements in our financial statements.
In response to the identified material weaknesses, management has implemented or plans to implement the remediation measures described under the heading "Controls and Procedures" in Part II, Item 9A of this Annual Report on Form 10-K. While management believes these remediation measures will remediate the identified material weaknesses and strengthen our overall internal control over financial reporting, the identified material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures. Despite these efforts, we may nevertheless be unsuccessful in remediating the identified material weaknesses. Further, additional weaknesses in our internal control over financial reporting or disclosure controls and procedures may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. For example, we were unable to file this Annual Report on Form 10-K by the initial deadline of February 28, 2024, due to the reasons described in the Notification of Late Filing on Form 12b-25, filed with the SEC on February 29, 2024. Our failure to file periodic and certain current reports with the SEC in a timely manner could impact our operations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities and could adversely impact our business.
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
Data privacy, data protection, and cybersecurity are areas of increasing focus for our customers, governmental regulators and privacy advocates, and many jurisdictions, including the E.U., the U.S., China and other regions, are evaluating or have implemented laws and regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) in effect in the E.U., and similar regulatory standards in effect in the United Kingdom ("UK"), the Personal Information Protection Law ("PIPL") in China, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), other enacted or proposed legislation in the U.S., including comprehensive privacy legislation similar to the CCPA proposed, and in certain cases enacted, in numerous states, and enacted or proposed legislation in other jurisdictions, have created new compliance obligations with respect to data processing, privacy, data protection, and cybersecurity.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Infinera has comprehensive and integrated enterprise risk management and cybersecurity risk management programs which use structured, proactive, and continuous processes to identify, understand, assess, mitigate, and report on enterprise and cybersecurity risks in alignment with business objectives. Our risk management program is used to guide and strengthen our cybersecurity posture to engender trust with customers, employees, and stockholders while protecting the confidentiality, integrity, and availability of our systems and data.
We have established a risk assessment methodology which includes requirements for treatment plans, risk acceptance thresholds, prioritization, and control analysis, as well as likelihood and impact analysis. A risk assessment is performed annually. Treatment plans are monitored and reported to management on a quarterly basis.
Governance
Cybersecurity and risk management is a shared responsibility that applies to the Infinera team across all levels of the organization.
•The Board of Directors conducts informed oversight of our risk management processes. The Audit Committee of the Board of Directors has primary responsibility for oversight of enterprise risk management and cybersecurity risk management. Reports on enterprise and cybersecurity risk, risk treatment plans, and key performance indicators of our cybersecurity program are provided to the Audit Committee by management, including our Chief Information Security Officer (CISO), on a quarterly basis and are provided to the Board of Directors as requested and as part of routine Audit Committee updates to the Board of Directors.
•The Executive Leadership Team (ELT), a cross-functional leadership group that includes our Senior Vice President, Information Systems, is responsible for assessing and managing enterprise risks, including cybersecurity risks. The ELT reviews enterprise and cybersecurity risks, risk treatment plans, and key performance indicators regarding the Company’s enterprise risk and cybersecurity risk management programs quarterly.
•The CISO is responsible for cybersecurity strategy and reporting on cybersecurity risks to the ELT, Audit Committee, and Board of Directors. The CISO collaborates with a cross-functional group of the Company’s business leaders to assess cybersecurity risk, establish and monitor cybersecurity processes, and report program effectiveness. Our CISO has over 25 years of cybersecurity and Information Technology experience across multiple industries with expertise in governance, risk and compliance, cybersecurity operations and cybersecurity engineering.
•The Cybersecurity Advisory Committee supports cybersecurity risk assessment, advises on program enhancements, and acts as a cybersecurity advocate across the business. The committee is comprised of employees with extensive experience across a diverse range of disciplines.
•All employees are responsible for adherence to the Company’s cybersecurity processes and for remaining vigilant to potential cybersecurity threats. This employee commitment to operational excellence is strengthened by ongoing cybersecurity education, training, and awareness programs.

Engaging Third Parties
Companies, especially in the technology industry, have been subject to an increasing number of complex cybersecurity risks. Infinera has engaged with a range of external service providers, including consultants, auditors, and cybersecurity service providers, to understand, manage, and mitigate cybersecurity risks. These engagements help Infinera drive improvements in our processes, identify new and emerging threats, and respond rapidly to the ever-evolving cybersecurity risk landscape.
Third-Party Risk Management
Infinera has implemented a robust third-party risk management program to identify and manage risks to the confidentiality, availability, and integrity of our systems and data. This includes contractual requirements related to data privacy and confidentiality, contractual commitments of third parties to maintain comprehensive security programs, and code of conduct requirements designed to ensure such third parties act ethically, responsibly, and safely. Infinera has also implemented processes to assess the effectiveness of third-party security programs and adherence to Infinera’s standards both prior to engaging with a new service provider and to monitor performance on an ongoing basis.
Cybersecurity Incident Response
Infinera has implemented a cybersecurity incident response plan in line with industry standards. The plan defines roles and responsibilities regarding potential cybersecurity incidents, establishes processes regarding identification, containment, eradication, and recovery from potential cybersecurity incidents and clarifies communication and notification policies regarding such potential cybersecurity incidents. The plan also captures lessons learned to drive continuous improvement. Additionally, the plan is evaluated, tested, and enhanced through training, table-top exercises, and by engaging with third-party service providers.
Infinera has not experienced a material cybersecurity incident. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
ITEM 2.        PROPERTIES
Our headquarters are located in San Jose, California, which consist of approximately 82,000 square feet under lease. As of December 30, 2023, we leased approximately 57,000 square feet for research and development and manufacturing in Sunnyvale, California.
In addition to the leased buildings in San Jose and Sunnyvale, California, we also lease approximately 443,000 square feet of office spaces for research and development centers and for sales, service and support in various countries within (i) North America; (ii) LATAM; (iii) EMEA; and (iv) APAC.
All of these leases expire between 2024 and 2037. We also own a facility in Allentown, Pennsylvania. We intend to adjust our facility space to meet our requirements and we believe that suitable additional or substitute space will be available as needed to accommodate our business needs for our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.
ITEM 3.        LEGAL PROCEEDINGS
The information set forth under the heading “Legal Matters” in Note 12, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INFN.” As of May 10, 2024, there were 67 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 29, 2018 and its relative performance is tracked through December 30, 2023. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the Nasdaq Composite Index, and the Nasdaq Telecommunications Index

350
300
250
200
150
100
50
0
12/29/18
12/28/19
12/26/20
12/25/21
12/31/22
12/30/23
Infinera Corporation
Nasdaq Composite
Nasdaq Telecommunications

*Assumes $100 invested on December 29, 2018 in our common stock, in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the competitive advantages derived from sales of our vertically integrated products; demand growth for additional network capacity, the level and timing of customer capital spending and the impact on customer demand from customers holding excess inventory beyond normalized levels; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; the impact of new customer network footprint on our gross margin; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; our ability to respond to technological changes; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments and initiatives; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; the extent to which public health emergencies could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to our internal control over financial reporting and material weaknesses; statements related to our disclosure controls and procedures; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics, pandemics and armed conflicts, such as between Russia and Ukraine and Israel and Hamas; statements related to new accounting standards; expectations about the outcome of legal proceedings; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview
We are a semiconductor manufacturer and global supplier of networking solutions comprised of networking equipment, optical semiconductors, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, coherent optical engines and subsystems, a suite of networking and automation software offerings, and support and professional services. Leveraging our U.S.-based compound semiconductor fab and in-house test and packaging capabilities, we design, develop, and manufacture industry-leading InP-based PICs for use in our vertically integrated, high-capacity optical communications products.
Our customers include operators of fixed and mobile networks, including telecommunications service providers, ICPs, cable providers, wholesale carriers, research and educational institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to build infrastructure networks that support and deliver high-bandwidth business and consumer communications services. Our edge-to-core portfolio of networking solutions also enables our customers to scale their transport networks as consumer and business services and applications continue to drive growth in demand for network bandwidth. These consumer and business services and applications include, but are not limited to, high-speed internet access, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, IoT, AI, ML, business Ethernet services and DCI.
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using InP. This technology is used in infrastructure networks to transmit massive amounts of data and support delivery of business and communications services. We have made significant investments in our unique research, development, fabrication, and packaging facilities, including our optical compound semiconductor fab in Silicon Valley and advanced test and packaging center in Allentown, Pennsylvania. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation of technology has made it possible to transmit information at a rate of 800 Gb/s using a single laser. Our ongoing research and development initiatives continue to create a path to higher speed transmission and lower cost per bit performance for our customers.
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
The large-scale integration of our PICs and advanced DSPs enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These solutions include features that customers care about the most, including lowest cost per bit, lowest power per bit, reduced footprint and increased flexibility, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the network core, 400 Gb/s in the metro networks, and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and an overall lower cost structure.
We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Coriant. These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables designed to seamlessly address the rapidly growing market for point-to-point optical transport solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, vertically integrated coherent optical technology that powers our differentiated optical networking solutions.
Our products are designed to be managed by a suite of software solutions that enable simplified network management, increased service agility and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network needs evolve.
We sell our products via a direct sales force and through indirect channel partners.
We believe our systems and subsystems solutions benefit our customers by providing a unique combination of highly scalable capacity and advanced networking features that address edge-to-core transport network applications and ultimately simplify and automate network operations. Our high-performance optical transport solutions leverage the industry shift to open optical network architectures and enable our customers to efficiently and cost-effectively keep pace with bandwidth demands, which continue to grow 30% or more year-over-year.
Financial and Business Highlights
Total revenue was $1,614.1 million in 2023 as compared to $1,573.2 million in 2022, representing a 3% increase. The total year-over-year increase in revenue was driven by the continued ramp and deployment of our products within both our ICP and our other service provider verticals, which was modestly offset by lower revenue from our Tier 1 and Cable verticals. In 2024, we anticipate benefiting from a more diversified customer base and see several prospective opportunities to grow revenue by driving adoption of new and existing vertically integrated solutions. Our results will depend on overall market conditions and, as is typical, quarter-over-quarter revenue could be volatile, affected by, among other factors, customer buying patterns, component availability within our supply chain and the timing of customer network deployments.
One end-customer accounted for 10% of our revenue in fiscal year 2023. One end-customer accounted for 11% of our revenue in 2022 and no end-customer accounted for 10% or more of our revenue in fiscal year 2021.
Gross margin increased to 39% in 2023 from 34% in 2022. The year-over-year increase in gross margin was driven by higher sales volume, favorable mix, lower component costs and improved absorption of fixed costs from higher sales volumes. In 2024, we intend to continue to expand our vertical integration capabilities into a broader range of our optical networking solutions utilizing our own internally developed optical engines. We remain focused on improving our gross margin over time through engineering design efforts to lower component costs in our supply chain as well as driving other efficiencies within our operations.
Operating expenses increased to $627.8 million in 2023 from $595.9 million in 2022, representing a 5% increase. The increase was primarily attributable to higher employee-related costs and higher depreciation expense. In 2024, we intend to continue to balance prudent cost management with strategic investments in technology innovation and in our go-to-market efforts globally to expand our customer reach and drive additional market share gains in the long term.
We primarily sell our products through our direct sales force, with the remainder sold through channel partners. We derived 66% and 76% of our revenue from direct sales to customers in 2023 and 2022, respectively. In the future, we expect to continue generating a majority of our revenue from direct sales.
We are headquartered in San Jose, California, with employees located throughout North America, LATAM, EMEA and APAC.

Results of Operations
A discussion regarding our financial condition and results of operations for the fiscal year ended December 30, 2023 compared to our fiscal year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for our fiscal year ended December 31, 2022 compared to our fiscal year ended December 25, 2021 can be found under Item 7 of our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, filed with the SEC on February 29, 2024.
The following tables set forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 30, 2023	% of total revenue	December 31, 2022	% of total revenue	Change	% Change
Revenue:
Product	$1,304,229	81%	$1,268,624	81%	$35,605	3%
Services	309,899	19%	304,618	19%	5,281	2%
Total revenue	$1,614,128	100%	$1,573,242	100%	$40,886	3%
Cost of revenue:
Product	$810,845	50%	$852,476	54%	$(41,631)	(5)%
Services	167,532	10%	161,630	10%	5,902	4%
Amortization of intangible assets	10,621	1%	23,138	1%	(12,517)	(54)%
Restructuring and other related costs	2,218	—%	222	—%	1,996	899%
Total cost of revenue	$991,216	61%	$1,037,466	66%	$(46,250)	(4)%
Gross profit	$622,912	39%	$535,776	34%	$87,136	16%

	Years Ended
	December 31, 2022	% of total revenue	December 25, 2021	% of total revenue	Change	% Change
Revenue:
Product	$1,268,624	81%	$1,099,376	77%	$169,248	15%
Services	304,618	19%	325,829	23%	(21,211)	(7)%
Total revenue	$1,573,242	100%	$1,425,205	100%	$148,037	10%
Cost of revenue:
Product	$852,476	54%	$732,071	51%	$120,405	16%
Services	161,630	10%	174,008	12%	(12,378)	(7)%
Amortization of intangible assets	23,138	1%	19,621	1%	3,517	18%
Restructuring and other related costs	222	—%	1,531	—%	(1,309)	(85)%
Total cost of revenue	$1,037,466	66%	$927,231	65%	$110,235	12%
Gross profit	$535,776	34%	$497,974	35%	$37,802	8%
Revenue
2023 Compared to 2022. Product revenue increased by $35.6 million, or 3%, in 2023 from 2022. This increase was primarily driven by the growth of optical line system products as well as deployments of our vertically integrated optical products.
Services revenue increased by $5.3 million, or 2%, in 2023 from 2022. This increase was primarily attributable to higher professional services revenue from new and existing customer deployment projects.
Revenue will be lower in the first quarter of 2024 as compared to the fourth quarter of 2023 due to the seasonality of our business.
Revenue by geographic region is based on the shipping address of the customer. The following tables summarize our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 30, 2023	% of total revenue	December 31, 2022	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$994,311	62%	$870,282	55%	$124,029	14%
International	619,817	38%	702,960	45%	(83,143)	(12)%
	$1,614,128	100%	$1,573,242	100%	$40,886	3%
Total revenue by sales channel
Direct	$1,067,570	66%	$1,191,584	76%	$(124,014)	(10)%
Indirect	546,558	34%	381,658	24%	164,900	43%
	$1,614,128	100%	$1,573,242	100%	$40,886	3%

	Years Ended
	December 31, 2022	% of total revenue	December 25, 2021	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$870,282	55%	$663,808	47%	$206,474	31%
International	702,960	45%	761,397	53%	(58,437)	(8)%
	$1,573,242	100%	$1,425,205	100%	$148,037	10%
Total revenue by sales channel
Direct	$1,191,584	76%	$1,099,632	77%	$91,952	8%
Indirect	381,658	24%	325,573	23%	56,085	17%
	$1,573,242	100%	$1,425,205	100%	$148,037	10%
2023 Compared to 2022. Domestic revenue increased by $124.0 million, or 14%, in 2023 compared to 2022, driven primarily by increased revenue from each of our ICP and other service provider verticals, which was partially offset by decreased revenue from certain Tier 1 customers and our cable vertical.
International revenue decreased by $83.1 million, or 12%, in 2023 compared to 2022, primarily from lower other service provider revenue in EMEA and lower Tier 1 revenue in APAC.
Direct revenue decreased by $124.0 million, or 10%, in 2023 compared to 2022, primarily from lower revenue from Tier 1 customers, which vary period to period based upon the timing of customer deployment projects.
Indirect revenue increased $164.9 million, or 43%, related to revenue growth within ICP and other service provider verticals, which was modestly offset by lower Tier 1 revenue.
2023 Compared to 2022. Gross profit increased by $87.1 million, with gross margin increasing to 39% in 2023 from 34% in 2022. The gross margin improvement was driven by favorable product mix, cost reductions, including relief from elevated supply chain costs, and increased vertical integration. In 2024, we intend to continue to expand our vertical integration capabilities, drive down direct material costs through further design efforts coupled with vendor negotiations. We believe we will be able to improve our gross margin over time by leveraging our existing infrastructure as volumes increase.
In any given quarter, gross margins can fluctuate based on a number of factors, including the mix of optical line system footprint versus capacity utilization, product mix, customer mix and overall volume.
Amortization of Intangible Assets
2023 Compared to 2022. Amortization of intangible assets decreased by $12.5 million, or 54%, in 2023 from 2022. The decrease was due to certain developed technology assets that were fully amortized in 2022.
Restructuring and Other Related Costs
2023 Compared to 2022. Restructuring and other related costs increased by $2.0 million in 2023 from 2022. The increase was due to the 2023 Restructuring Plan and the costs incurred comprised of severance and related payroll charges. See Note 8, “Restructuring and Other Related Costs” to the notes to consolidated financial statements for more information on our restructuring plans.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 30, 2023	% of total revenue	December 31, 2022	% of total revenue	Change	% Change
Research and development	$316,879	20%	$306,188	19%	$10,691	3%
Sales and marketing	166,938	10%	146,445	9%	20,493	14%
General and administrative	124,874	8%	118,602	8%	6,272	5%
Amortization of intangible assets	12,344	1%	14,576	1%	(2,232)	(15)%
Restructuring and other related costs	6,717	—%	10,122	1%	(3,405)	(34)%
Total operating expenses	$627,752	39%	$595,933	38%	$31,819	5%

	Years Ended
	December 31, 2022	% of total revenue	December 25, 2021	% of total revenue	Change	% Change
Research and development	$306,188	19%	$299,894	21%	$6,294	2%
Sales and marketing	146,445	9%	138,829	10%	7,616	5%
General and administrative	118,602	8%	115,415	8%	3,187	3%
Amortization of intangible assets	14,576	1%	17,455	1%	(2,879)	(16)%
Acquisition and integration costs	—	—%	614	—%	(614)	(100)%
Restructuring and other related costs	10,122	1%	13,246	1%	(3,124)	(24)%
Total operating expenses	$595,933	38%	$585,453	41%	$10,480	2%

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Research and development	$22,474	$23,553	$18,554
Sales and marketing	13,699	13,311	12,345
General and administration	15,977	14,666	12,985
Total	$52,150	$51,530	$43,884
Research and Development Expenses
2023 Compared to 2022. Research and development expenses increased by $10.7 million, or 3%, in 2023 from 2022. The increase was primarily attributable to increases in employee-related expenses, outside professional services and depreciation expense. In 2024, we expect to make additional targeted investments focused on product enhancements to both new and existing products. Our goal is to continue expanding the breadth and performance of our product portfolio while simultaneously driving down component costs through design innovation, which we believe will ultimately result in additional market share capture.
Sales and Marketing Expenses
2023 Compared to 2022. Sales and marketing expenses increased by $20.5 million, or 14%, in 2023 from 2022. This increase was driven by higher employee-related expenses, increased travel, higher trials and marketing-related costs. In 2024, we plan to modestly grow this spend and strategically invest in our go-to-market programs in an effort to expand our customer reach to drive long-term market share gains.
General and Administrative Expenses
2023 Compared to 2022. General and administrative expenses increased by $6.3 million, or 5%, in 2023 from 2022. The increase was attributable to higher employee-related expenses, higher depreciation expense and increased indirect taxes, partially offset by lower litigation spend and lower outside professional fees. In 2024, we anticipate a modest increase in general and administrative expenses as we invest in system automation initiatives, personnel and other outside professional services.
Amortization of Intangible Assets
2023 Compared to 2022. Amortization of intangible assets decreased by $2.2 million or 15%, in 2023 from 2022. The decrease was largely due to lower amortization of certain customer relationships and backlog being fully amortized in the first quarter of 2023.

Restructuring and Other Related Costs
2023 Compared to 2022. Restructuring and other related costs decreased by $3.4 million, or 34%, in 2023 compared to 2022. The decrease was primarily due to lower lease-related impairment charges in 2023. See Note 8, “Restructuring and Other Related Costs” to the notes to consolidated financial statements for more information on our restructuring plans.
Other Income (Expense), Net

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(In thousands)
Interest income	$2,716	$893	$455
Interest expense	(30,609)	(26,015)	(49,099)
Gain on extinguishment of debt	—	15,521	—
Other gain (loss), net	15,325	14,247	(22,667)
Total other income (expense), net	$(12,568)	$4,646	$(71,311)

2023 Compared to 2022. Interest income increased by $1.8 million in 2023 compared to 2022 primarily due to increased interest from investments in money market funds.
Interest expense increased by $4.6 million in 2023 compared to 2022. The increase in interest expense was primarily due to the issuance of the $373.8 million and $100.0 million, aggregate principal amount of the Existing 2028 Notes and the Additional 2028 Notes in August 2022 and June 2023, respectively, partially offset by repurchase of the 2024 Notes. See Note 11, “Debt” to the notes to consolidated financial statements for more information.
Gain on extinguishment of debt was $15.5 million in 2022 due to the partial repurchase of our 2024 Notes at a price that was below their par value. The gain includes and was reduced by the write-off of related deferred issuance costs of $3.5 million.
The change in other gain (loss), net, 2023 compared to 2022, was $1.1 million primarily due to an increase in foreign exchange gains driven by foreign currency exchange rate changes.
Provision for Income Taxes
We recognized an income tax expense of $7.8 million on a loss before income taxes of $17.4 million, and $20.5 million on a loss before income taxes of $55.5 million, in 2023 and 2022, respectively. The resulting effective tax rates were (44.8)% and (37.1)% for 2023 and 2022, respectively. The 2023 and 2022 effective tax rates differ from the expected statutory rate of 21% based on state income taxes, tax credits, stock-based compensation expenses, foreign income taxed at different rates, impact due to foreign currency translation, foreign income inclusions in the U.S., foreign tax credit expiration, and losses in foreign jurisdictions that require a valuation allowance. The decrease in 2023 income tax provision compared to 2022 is due to benefit received from material foreign discrete.
Because of our U.S. operating loss in 2023, significant loss carryforward position, and corresponding valuation allowance in all years, other than separate filing state taxes, a few combined states and minimum taxes, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future may have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

Liquidity and Capital Resources

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(In thousands)

Net cash flow provided by (used in):
Operating activities	$49,510	$(37,560)	$28,128
Investing activities	$(62,314)	$(46,053)	$(41,379)
Financing activities	$13,713	$82,346	$(101,544)

	Years Ended
	December 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$172,505	$178,657
Restricted cash	1,354	10,546
	$173,859	$189,203
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities was $49.5 million for 2023, as compared to net cash used in operating activities of $37.6 million for 2022 and net cash provided by operating activities of $28.1 million for 2021.
Net loss for 2023 was $25.2 million, which included non-cash charges of $152.6 million such as depreciation, stock-based compensation, amortization of intangibles assets, operating lease expense, restructuring charges and related costs, and amortization of debt issuance costs, compared to a net loss of $76.0 million in 2022, which included non-cash charges of $152.1 million. Net cash used in working capital was $77.9 million in 2023. Accounts receivable decreased by $38.5 million due to timing of billings and collections. Inventory levels increased by $57.9 million due to changes in customer order patterns that reduced the amount of inventory drawdown following our efforts to build inventory to manage previous lead time challenges. Prepaid and other assets decreased by $9.7 million primarily due to decrease in customer contract assets. Accounts payable decreased by $2.9 million primarily due timing of payments to suppliers. Accrued liabilities and other expenses decreased by $40.1 million primarily due to lower contract manufacturing accruals and decreases in accrued taxes, partially offset by increases in restructuring and other compensation related expenses. Deferred revenue decreased by $25.3 million due to amortization of maintenance renewals during the period.
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
Investing Activities
Net cash used in investing activities was for the purchase of property and equipment and amounted to $62.3 million and $46.1 million for 2023 and 2022, respectively. The increase was primarily due to capital expenditures related to laboratory and manufacturing equipment.
Financing Activities
Net cash provided by financing activities was $13.7 million for 2023. Financing activities in 2023 primarily included net proceeds of $15.3 million from issuance of the 2028 Notes and partial repurchase of the 2024 Notes, and $14.9 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by $10.4 million term license purchases, $2.1 million payment of debt issuance costs incurred in connection with the issuance of the 2028 Notes and entering into the asset-based revolving credit facility under the Loan Agreement, $1.0 million payments on finance lease obligations, and tax withholdings in the amount of $2.5 million paid on behalf of certain employees for net share settlements of restricted stock units (“RSUs”).
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
Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, the repayment of our 2024 Notes and the interest payments on the 2027 Notes, the 2028 Notes and the Credit Facility for at least 12 months. If the impact to our business and financial position from weakness in the global economy, banking sector and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, subject to market conditions and other considerations, from time to time engage in a variety of financing transactions for such purposes, including the issuance of securities or the incurrence of additional debt and the refinancing of existing debt. We may not be able to secure timely additional financing, or restructure existing debt, on favorable terms or at all. The terms of any additional financings or restructurings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
On August 8, 2022, and on June 16, 2023, we issued the Existing 2028 Notes, and the Additional 2028 Notes, respectively which will mature on August 1, 2028, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, which commenced on February 1, 2023. In the event that all of the 2028 Notes are converted, we would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of its common stock at our election.
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
For more information regarding the convertible senior notes, see Note 11, “Debt” to the notes to consolidated financial statements. Refer to the contractual obligations section below for future payment obligations.
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
As of December 30, 2023, we had no drawings on the Credit Facility and we had availability of $177.7 million under the Credit Facility. For more information regarding the Credit Facility, see Note 11, “Debt” to the notes to consolidated financial statements.
As of December 30, 2023, we had $173.9 million of cash, cash equivalents and restricted cash including $48.1 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the "Jobs Act"), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the years ended December 30, 2023 and December 31, 2022. See Note 13, “Guarantees” to the notes to consolidated financial statements for further information.
Contractual Obligations
The following is a summary of our contractual obligations as of December 30, 2023 and December 31, 2022 (in thousands):

	December 30, 2023	December 31, 2022	Change	% Change
Operating leases(1)	$111,316	$71,903	$39,413	55%
Finance lease obligations	5,220	966	4,254	440%
Purchase obligations(2)	466,346	744,777	(278,431)	(37)%
2028 Notes, including interest(3)	562,579	457,572	105,007	23%
2027 Notes, including interest(3)	217,500	222,500	(5,000)	(2)%
2024 Notes, including interest(3)	19,145	107,015	(87,870)	(82)%
Mortgage payable, including interest	6,830	7,611	(781)	(10)%
Total contractual obligations(4)	$1,388,936	$1,612,344	$(223,408)	(14)%
(1)We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 14 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to six years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. See Note 12, "Commitments and Contingencies" to the notes to consolidated financial statements for more information.

(2)We have service agreements with certain production suppliers under which we are committed to purchase certain parts. The decrease in purchase obligations compared with the end of fiscal 2022 was primarily due to our efforts to reduce inventory and overall spend.
(3)For additional information regarding our asset-based revolving credit facility and 2028, 2027 and 2024 Notes, see Note 11, “Debt” to the notes to consolidated financial statements.
(4)Certain commitments and contingencies are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any. For example, tax liabilities of $8.1 million related to uncertain tax positions and expected future payments to our pension and post-employment plans are excluded from the contractual obligation table because they do not represent contractual cash outflows as they are dependent on various factors. See Note 17, "Employee Benefit and Pension Plans" to the notes to consolidated financial statements for more information relating to our pension and post-retirement benefit plans.
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
For sales to resellers, the same revenue recognition criteria apply. It is our practice to identify an end-customer prior to shipment to a reseller. We do not offer rights of return or price protection to our resellers.
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

Stand-alone Selling Price
The transaction price for a contract is allocated among the performance obligations on a relative SSP basis. The SSP is the price at which an entity would sell a promised product or service separately to a customer.
While certain services we sell have readily observable SSPs, the majority of our products and services are generally not sold on a stand-alone basis and therefore SSPs for such products and services are not directly observable. If there is no observable SSP, it is estimated using judgment and considering all reasonably available information, including but not limited to, gross margin objectives, pricing practices in customer contracts with multiple goods and services, internal costs, historical profitability data, competitor pricing strategies, as well as other observable inputs. The determination of SSPs for performance obligation is assessed on a periodic basis and estimates are revised to reflect any significant changes to underlying assumptions, as needed.
Transaction Price Allocated to the Remaining Performance Obligation
Our remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, as of period end, consisting of deferred revenue and non-cancellable backlog. Our backlog represents purchase orders received from customers for future product shipments and services that are unsatisfied or partially satisfied as of period end. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.
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
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions. To the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 30, 2023, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
We may enter into foreign currency exchange forward contracts to reduce the impact of currency exchange rate movements on certain transactions from time to time, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition. We also may enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency denominated account balances primarily in euros and British pounds from time to time. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated non-functional account balances in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated non-functional currency account balances. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2023 would not be material to our results of operations.
Interest Rate Risk
We had cash, cash equivalents and restricted cash totaling $173.9 million and $189.2 million as of December 30, 2023 and December 31, 2022, respectively. The unrestricted cash is held for working capital purposes. We do not enter into investments for speculative purposes. The effect of an immediate 10% adverse change in interest rates would not be material to our results of operations.
The 2024 Notes, 2027 Notes and 2028 Notes have a fixed annual interest rate of 2.125%, 2.50% and 3.75%, respectively, and, therefore, we do not have economic interest rate exposure on the convertible senior notes. However, the fair values of the convertible senior notes are subject to interest rate risk, credit risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The fair value of the convertible senior notes will generally increase as our credit worthiness improves and decrease when our creditworthiness weakens. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible senior notes at fair value. We present the fair value for required disclosure purposes only. As of December 30, 2023, the fair value of the 2024 Notes, 2027 Notes and 2028 Notes was $18.0 million, $183.2 million and $457.4 million, respectively. The fair value was determined based on the estimated fair value or quoted bid price as applicable of the 2024 Notes, 2027 Notes and 2028 Notes in an over-the-counter market on December 29, 2023. The convertible senior notes are classified as Level 2 of the fair value hierarchy.
Holders may convert the convertible senior notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (provided, however, that with respect to the 2028 Notes, we would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of our common stock at our election). If our common stock price is above the initial conversion price of $9.87, $7.66 and $6.80 for the 2024 Notes, 2027 Notes and 2028 Notes, respectively, upon conversion or at maturity, the amount of cash or shares of common stock required to pay the conversion premium is not fixed and would increase if our common stock price increases.
See Note 11, “Debt” to the notes to consolidated financial statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 17, 2024, expressed an adverse opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 11 to the consolidated financial statements, the Company changed its method for accounting for convertible debt in the year ended December 31, 2022 due to the adoption of Accounting Standards Update ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
How We Addressed the
Matter in Our Audit
After consideration of the material weaknesses, our audit procedures included, among others, evaluating the significant assumptions, including forecasted demand, and the accuracy and completeness of the underlying data management used to value excess and obsolete inventory by preparing a comparable analysis based on historical and subsequent period consumption and sales and compared the results to management’s forecasted demand. We obtained corroborative information about management’s estimated lifecycle of the Company’s products to support the quantities on hand. Where applicable we obtained evidence of contemporaneous communications with vendors, customers, or the Company’s Board of Directors to support the ability and intent to consume on hand inventory. We also tested the completeness and accuracy of underlying data used in management’s analysis, including historical and subsequent period consumption and sales. For certain assumptions or inputs, we performed sensitivity analyses to test the reasonableness of management’s judgements.
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
May 17, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Infinera Corporation (the Company) has not maintained effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 30, 2023 consolidated financial statements, and this report does not affect our report dated May 17, 2024, which expressed an unqualified opinion thereon.
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
/s/    Ernst & Young LLP
San Jose, California
May 17, 2024

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$172,505	$178,657
Short-term restricted cash	517	7,274
Accounts receivable, net	381,981	419,735
Inventory	431,163	374,855
Prepaid expenses and other current assets	129,218	152,451
Total current assets	1,115,384	1,132,972
Property, plant and equipment, net	206,997	172,929
Operating lease right-of-use assets	39,973	34,543
Intangible assets, net	24,819	47,787
Goodwill	240,566	232,663
Long-term restricted cash	837	3,272
Other long-term assets	50,662	44,972
Total assets	$1,679,238	$1,669,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,005	$304,880
Accrued expenses and other current liabilities	110,758	141,450
Accrued compensation and related benefits	85,203	78,849
Short-term debt, net	25,512	510
Accrued warranty	17,266	19,747
Deferred revenue	136,248	158,501
Total current liabilities	673,992	703,937
Long-term debt, net	658,756	667,719
Long-term accrued warranty	15,934	16,874
Long-term deferred revenue	21,332	23,178
Long-term deferred tax liability	1,805	2,348
Long-term operating lease liabilities	47,464	45,862
Other long-term liabilities	43,364	29,573
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2023 and 500,000 in 2022 Issued and outstanding shares—230,994 in 2023 and 220,408 in 2022	231	220
Additional paid-in capital	1,976,014	1,901,491
Accumulated other comprehensive loss	(34,848)	(22,471)
Accumulated deficit	(1,724,806)	(1,699,593)
Total stockholders' equity	216,591	179,647
Total liabilities and stockholders’ equity	$1,679,238	$1,669,138
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Revenue:
Product	$1,304,229	$1,268,624	$1,099,376
Services	309,899	304,618	325,829
Total revenue	1,614,128	1,573,242	1,425,205
Cost of revenue:
Cost of product	810,845	852,476	732,071
Cost of services	167,532	161,630	174,008
Amortization of intangible assets	10,621	23,138	19,621
Restructuring and other related costs	2,218	222	1,531
Total cost of revenue	991,216	1,037,466	927,231
Gross profit	622,912	535,776	497,974
Operating expenses:
Research and development	316,879	306,188	299,894
Sales and marketing	166,938	146,445	138,829
General and administrative	124,874	118,602	115,415
Amortization of intangible assets	12,344	14,576	17,455
Acquisition and integration costs	—	—	614
Restructuring and other related costs	6,717	10,122	13,246
Total operating expenses	627,752	595,933	585,453
Loss from operations	(4,840)	(60,157)	(87,479)
Other income (expense), net:
Interest income	2,716	893	455
Interest expense	(30,609)	(26,015)	(49,099)
Gain on extinguishment of debt	—	15,521	—
Other gain (loss), net	15,325	14,247	(22,667)
Total other income (expense), net	(12,568)	4,646	(71,311)
Loss before income taxes	(17,408)	(55,511)	(158,790)
Provision for income taxes	7,805	20,532	11,988
Net loss	(25,213)	(76,043)	(170,778)
Net loss per common share:
Basic	$(0.11)	$(0.35)	$(0.82)
Diluted	$(0.11)	$(0.35)	$(0.82)
Weighted average shares used in computing net loss per common share:
Basic	226,726	216,376	207,377
Diluted	226,726	216,376	207,377
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

		Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net loss	$(25,213)	$(76,043)	$(170,778)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment and other	(9,962)	(40,839)	(8,561)
Actuarial (loss) gain on pension liabilities	(2,002)	22,538	12,580
Amortization of net actuarial (gain) loss	(413)	326	3,383
Net change in accumulated other comprehensive income (loss)	(12,377)	(17,975)	7,402
Comprehensive loss	$(37,590)	$(94,018)	$(163,376)
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 30, 2023, December 31, 2022 and December 25, 2021
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
Stock options exercised	46	—	332	—	—	332
ESPP shares issued	2,272	2	16,164	—	—	16,166
Shares withheld for tax obligations	(808)	—	(7,178)	—	—	(7,178)
Restricted stock units released	8,474	8	—	—	—	8
Stock-based compensation	—	—	51,535	—	—	51,535
Other comprehensive income	—	—	—	7,402	—	7,402
Net loss	—	—	—	—	(170,778)	(170,778)
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
ESPP shares issued	2,552	2	15,189	—	—	15,191
Shares withheld for tax obligations	(550)	—	(3,714)	—	—	(3,714)
Restricted stock units released	7,025	7	—	—	—	7
Stock-based compensation and other	—	—	60,411	—	—	60,411
Cumulative-effect adjustment from adoption of ASU 2020-06(1)	—	—	(196,493)	—	74,492	(122,001)
Other comprehensive loss	—	—	—	(17,975)	—	(17,975)
Net loss	—	—	—	—	(76,043)	(76,043)
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	3,514	4	14,927	—	—	$14,931
Restricted stock units released	7,495	7	—	—	—	7
Shares withheld for tax obligations	(423)	—	(2,465)	—	—	(2,465)
Stock-based compensation	—	—	62,061	—	—	62,061
Other comprehensive loss	—	—	—	(12,377)	—	(12,377)
Net loss	—	—	—	—	(25,213)	(25,213)
Balance at December 30, 2023	230,994	$231	$1,976,014	$(34,848)	$(1,724,806)	$216,591
(1)     Effective December 26, 2021, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). Accordingly, the Company recorded a $196.5 million reduction to additional paid in capital and a net reduction to accumulated deficit of $74.5 million due to the cumulative of adopting this new standard.
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Cash Flows from Operating Activities:
Net loss	$(25,213)	$(76,043)	$(170,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	78,784	83,830	83,583
Non-cash restructuring charges and other related costs	1,200	6,066	6,805
Amortization of debt discount and issuance costs	3,862	6,109	32,455
Operating lease expense	7,464	9,421	14,993
Stock-based compensation expense	62,150	61,015	51,812
Gain on extinguishment of debt	—	(15,521)	—
Other, net	(823)	1,218	4,147
Changes in assets and liabilities:
Accounts receivable	38,511	(69,024)	(45,783)
Inventory	(57,864)	(89,527)	(28,022)
Prepaid expenses and other current assets	9,683	(34,046)	(424)
Accounts payable	(2,921)	88,256	32,304
Accrued expenses and other current liabilities	(40,063)	(24,443)	39,283
Deferred revenue	(25,260)	15,129	7,753
Net cash provided by (used in) operating activities	49,510	(37,560)	28,128
Cash Flows from Investing Activities:
Purchase of property and equipment	(62,314)	(46,053)	(41,379)
Net cash used in investing activities	(62,314)	(46,053)	(41,379)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes	98,751	373,750	—
Repayment of 2024 Notes	(83,446)	(280,842)	—
Payment of debt issuance cost	(2,108)	(12,451)	—
Proceeds from asset-based revolving credit facility	50,000	80,000	—
Repayment of asset-based revolving credit facility	(50,000)	(80,000)	(77,000)
Repayment of third-party manufacturing funding	—	—	(24,610)
Repayment of mortgage payable	(510)	(533)	(350)
Principal payments on finance lease obligations	(1,023)	(1,314)	(1,631)
Payment of term license obligation	(10,417)	(7,739)	(7,272)
Proceeds from issuance of common stock	14,931	15,189	16,497
Tax withholding paid on behalf of employees for net share settlement	(2,465)	(3,714)	(7,178)
Net cash provided by (used in) financing activities	13,713	82,346	(101,544)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(16,253)	(12,051)	1,933
Net change in cash, cash equivalents, and restricted cash	(15,344)	(13,318)	(112,862)
Cash, cash equivalents, and restricted cash at beginning of period	189,203	202,521	315,383
Cash, cash equivalents, and restricted cash at end of period(1)	$173,859	$189,203	$202,521

		Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$14,109	$15,126	$18,703
Cash paid for interest	$22,394	$14,787	$18,261
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$1,847	$9,332	$2,279
Property and equipment included in accounts payable and accrued liabilities	$10,104	$7,435	$9,011
Unpaid term licenses (included in accounts payable, accrued liabilities and other long term liabilities)	$23,326	$9,178	$9,339
(1)     Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	December 30, 2023	December 31, 2022	December 25, 2021

	(In thousands)
Cash and cash equivalents	$172,505	$178,657	$190,611
Short-term restricted cash	517	7,274	2,840
Long-term restricted cash	837	3,272	9,070
Total cash, cash equivalents and restricted cash	$173,859	$189,203	$202,521
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
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2023 was a 52-week year that ended on December 30, 2023. Fiscal year 2022 was a 53-week year that ended on December 31, 2022 and fiscal year 2021 was a 52-week year that ended on December 25, 2021. The next 53-week year will end on December 30, 2028.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end-customer prior to shipment to a reseller. The Company does not offer rights of return or price protection to its resellers.
The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.
Customer Purchase Commitments
The Company sells software licenses that provide customers the ability to purchase incremental `bandwidth capacity on an already-deployed piece of hardware. Infinera Instant Bandwidth-enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of Instant Bandwidth licenses. Instant Bandwidth licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
While certain services sold by the Company have readily observable SSPs, the majority of the Company's products and services are generally not sold on a stand-alone basis and therefore SSPs for such products and services are not directly observable. If there is no observable SSP, it is estimated using judgment and considering all reasonably available information including but not limited to, gross margin objectives, pricing practices in customer contracts with multiple goods and services, internal costs, historical profitability data, competitor pricing strategies, as well as other observable inputs. The determination of SSPs for performance obligations is assessed on a periodic basis and estimates are revised to reflect any significant changes to underlying assumptions as needed.
Shipping and Handling
The Company treats shipping and handling activities as costs to fulfill the Company's promise to transfer products. Shipping and handling fees billed to customers are recorded as a reduction to cost of product.
Capitalization of Costs to Obtain a Contract
The Company has assessed the treatment of costs to obtain or fulfill a contract with a customer. Under Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), the Company capitalizes sales commissions related to multi-year service contracts, which are paid for upfront, and amortizes the asset over the period of benefit, which is the service period. Sales commissions paid on service contract renewals are commensurate with the sales commissions paid on the initial contracts. Sales commissions are expensed as incurred.
Transaction Price Allocated to the Remaining Performance Obligation
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied as of period end, consisting of deferred revenue and non-cancellable backlog. The Company’s backlog represents purchase orders received from customers for future product shipments and services that are unsatisfied or partially satisfied as of period end. The Company’s backlog is subject to future events that could cause the amount or timing of the related revenue to change. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. The Company accounts for forfeitures as they occur.
The Company estimates the fair value of the rights to acquire stock under its 2007 Employee Stock Purchase Plan (the “ESPP”) using the Black-Scholes option pricing formula. The ESPP, which was indefinitely suspended effective upon the expiration of the offering period that ended August 15, 2023, provides for consecutive six-month offering periods.
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. RSUs typically vest ratably over a service period ranging from one to four years.
Performance Stock Units ("PSUs") granted to the Company's executive officers, senior management and certain other employees during 2020, 2021, 2022 and 2023 are based on performance criteria related to specific financial targets over the span of a two or three-year performance period. These PSUs may become eligible for vesting to begin before the end of the applicable performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of PSUs granted. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2023, 2022 and 2021 were $1.5 million, $1.5 million, and $1.6 million, respectively.
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
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 30, 2023, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
Foreign Currency Translation and Transactions
The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, revenue, costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and consolidated statements of comprehensive loss.
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss, which is recorded to other income (loss), net, in the Company's consolidated statement of operations, in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded was gain of $14.8 million in 2023, gain of $12.8 million in 2022, and loss of $17.2 million 2021.
Cash and Cash Equivalents
Cash consists primarily of cash in bank deposit accounts which, at times, a portion may exceed federally insured limits. The Company has not experienced any losses in such accounts.
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company measures its cash equivalents and debt securities at fair value and classifies them in accordance with the fair value hierarchy on a recurring basis.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values. The impairment charges incurred for operating lease right-of-use assets are calculated at fair value based on the estimated future sublease rental receipts that the Company can reasonably obtain over the remaining lease term at the discount rate. These charges are classified as Level 3 measurement due to the significance of these unobservable inputs.
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
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 30, 2023, December 31, 2022 and December 25, 2021, revenue was reduced for estimated sales returns by $0.3 million, $3.6 million, and $0.8 million, respectively.
Concentration of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash and accounts receivable.

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
No customer accounted for 10% or more of the Company's accounts receivable balance, net on the consolidated balance sheets as of December 30, 2023. One customer accounted for over 10% of the Company's accounts receivable balance, net on the consolidated balance sheets as of December 31, 2022.
One end-customer accounted for 10% of the Company's revenue in fiscal year 2023. One end-customer accounted for 11% of the Company's revenue in fiscal year 2022 and no end-customer accounted for 10% or more of the Company's revenue in fiscal year 2021.
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
 Derivative Instruments
From time to time, the Company has entered into factoring agreements to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for in accordance with ASC 860, Transfers and Servicing (“ASC 860”). ASC 860 and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company's factoring agreements do not allow for recourse in the event of uncollectability, and the Company does not retain any interest in the underlying accounts receivable once sold.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or it can directly perform the quantitative analysis. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. The Company completed its annual qualitative impairment test of goodwill as of the first day of the fourth fiscal quarter of 2023, or October 1, 2023, and determined that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount. As a result it was determined that it was not necessary for the Company to perform a quantitative goodwill impairment test for the year ended December 30, 2023.
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
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 14 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to six years.
The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses and other current liabilities and operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
property, plant and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.
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
Restructuring and Other Related Costs
The Company records costs associated with exit activities related to restructuring plans in accordance with ASC 420, Exit or Disposal Cost Obligations, or ASC 712, Compensation — Nonretirement Postemployment Benefits. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of the associated cash payments is dependent upon the type of exit cost. The Company records restructuring cost liabilities in “accrued expenses and other current liabilities” and "other long-term liabilities" in the consolidated balance sheet.
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
3.    Leases
The Company has operating leases for real estate (facilities) and automobiles. For the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, operating lease expense was $13.9 million, $21.1 million and $25.7 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $3.0 million, $8.1 million and $6.5 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.
The following table presents current and long-term portion of operating lease liabilities as classified in the consolidated balance sheets (in thousands):

	December 30, 2023	December 31, 2022
Accrued expenses and other current liabilities	$11,888	$10,948
Long-term operating lease liabilities	47,464	45,862
Total operating lease liability	$59,352	$56,810
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase at the end of the term.
As of December 30, 2023 and December 31, 2022, finance leases included in property, plant, and equipment, net in the consolidated balance sheets were $4.5 million and $1.9 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the fiscal years ended December 30, 2023 and December 31, 2022 was not material.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of December 30, 2023 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$111,316	$5,220
Less: interest(1)	51,964	692
Present value of lease liabilities	$59,352	$4,528
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the fiscal year ended December 30, 2023 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	15.26 years	4.10 years
Weighted average discount rate	10.52%	9.94%
Cash paid for amounts included in the measurement of lease liabilities	$16,386	$1,023
Leased assets obtained in exchange for new lease liabilities	$13,534	$4,363
4.    Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Product	$1,304,229	$1,268,624	$1,099,376
Services	309,899	304,618	325,829
Total revenue	$1,614,128	$1,573,242	$1,425,205
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the end-customer and by sales channel (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
United States	$994,311	$870,282	$663,808
Other Americas	99,920	101,600	107,963
Europe, Middle East and Africa	359,201	405,328	477,787
Asia Pacific	160,696	196,032	175,647
Total revenue	$1,614,128	$1,573,242	$1,425,205

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Direct	$1,067,570	$1,191,584	$1,099,632
Indirect	546,558	381,658	325,573
Total revenue	$1,614,128	$1,573,242	$1,425,205

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

Assets (Liabilities)	December 30, 2023	December 31, 2022
Accounts receivable, net	$381,981	$419,735
Contract assets	$46,738	$60,172
Deferred revenue(1)	$(157,580)	$(181,679)
(1)     Included in this balance are amounts related to services that are subject to cancellation and pro-rated refund rights of $85.9 million and $82.5 million as of December 30, 2023 and December 31, 2022, respectively.
Revenue recognized for the fiscal year ended December 30, 2023 and December 31, 2022 that was included in the deferred revenue balance at the beginning of the reporting period was $133.6 million and $106.8 million, respectively. Changes in the contract asset and liability balances during the fiscal year ended December 30, 2023 and December 31, 2022 were not materially impacted by other factors.
Transaction Price Allocated to the Remaining Performance Obligation
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue and non- cancellable backlog. The Company’s backlog represents purchase orders received from customers for future product shipments and services. The Company’s backlog is subject to future events that could cause the amount or timing of the related revenue to change. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized in the future as of December 30, 2023	$462,363	$23,925	$14,918	$8,521	$3,492	$2,738	$515,957

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.    Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments, other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (collectively referred to as "convertible senior notes" below), approximate their fair values. The fair value of each series of convertible senior notes was determined based on the quoted bid price of the applicable series of convertible senior notes in an over-the-counter market on December 29, 2023 (the last trading day of the fiscal quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of December 30, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$658,609	$658,609	$—	$785,364	$785,364
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of December 30, 2023			As of December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$115,000	$—	$115,000	$95,000	$—	$95,000
During 2023 and 2022, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of December 30, 2023 and December 31, 2022, none of the Company’s existing securities were classified as Level 3 securities.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of December 30, 2023.
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
In connection with its Restructuring Plans (as defined in Note 8, “Restructuring and Other Related Costs” to the notes to consolidated financial statements), the Company incurred facilities related charges of $3.0 million, $8.1 million and $6.5 million for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash and Cash Equivalents
As of December 30, 2023, the Company had $173.9 million of cash, cash equivalents and restricted cash, including $48.1 million held by its foreign subsidiaries. As of December 31, 2022, the Company had $189.2 million of cash, cash equivalents and restricted cash including $65.9 million held by its foreign subsidiaries. The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
6.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the fiscal year ended December 30, 2023 (in thousands):

Balance as of December 31, 2022	$232,663
Foreign currency translation adjustments	7,903
Balance as of December 30, 2023	$240,566
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The following tables present details of the Company’s intangible assets as of December 30, 2023 and December 31, 2022 (in thousands):

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	72,200	(47,381)	24,819	2.8
Total intangible assets	$72,200	$(47,381)	$24,819

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	151,461	(114,294)	37,167	3.5
Developed technology	170,467	(159,847)	10,620	0.7
Total intangible assets	$321,928	$(274,141)	$47,787
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $23.0 million, $37.7 million and $37.1 million for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 30, 2023 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Total future amortization expense	$24,819	$9,025	$9,025	$6,769	$—	$—	$—

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the fiscal year ended December 30, 2023 (in thousands):

Balance as of December 31, 2022	$1,422
Additions(1)	521
Write offs(2)	(473)
Recoveries during the period	(594)
Balance as of December 30, 2023	$876
(1)The new additions during the fiscal year ended December 30, 2023 are primarily due to specific reserves.
(2)The write offs during the fiscal year ended December 30, 2023 are primarily amounts fully reserved previously.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860. The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations. For the years ended December 30, 2023, December 31, 2022 and December 25, 2021, the Company's recognized factoring related interest expense was approximately $0.9 million, $0.9 million and $0.4 million, respectively. The gross amount of trade accounts receivables sold totaled approximately $62.6 million and $101.0 million for the fiscal years ended December 30, 2023 and December 31, 2022 respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	December 30, 2023	December 31, 2022
Inventory
Raw materials	$133,561	$48,688
Work in process	68,407	66,591
Finished goods	229,195	259,576
Total	$431,163	$374,855
Property, plant and equipment, net
Computer hardware	$48,611	$46,454
Computer software(1)	74,752	62,102
Laboratory and manufacturing equipment	354,103	297,261
Land and building	12,372	12,369
Furniture and fixtures	2,916	2,828
Leasehold and building improvements	46,652	50,360
Construction in progress	41,328	42,418
Subtotal	$580,734	$513,792
Less accumulated depreciation and amortization(2)	(373,737)	(340,863)
Total	$206,997	$172,929
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$17,909	$28,796
Taxes payable	24,248	42,757
Restructuring accrual	6,042	941
Short-term operating and finance lease liability	12,905	11,701
Other accrued expenses and other current liabilities	49,654	57,255
Total accrued expenses and other current liabilities	$110,758	$141,450
(1)Included in computer software at December 30, 2023 and December 31, 2022 were $34.8 million and $29.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented in prior years. The unamortized ERP costs at December 30, 2023 and December 31, 2022 were $9.6 million and $9.0 million, respectively. Also included in computer software at December 30, 2023 and December 31, 2022 was $29.6 million and $24.2 million, respectively, related to term licenses. The unamortized term license costs at December 30, 2023 and December 31, 2022 was $23.6 million and $9.1 million, respectively.
(2)Depreciation expense was $55.8 million, $46.1 million and $47.1 million (which includes depreciation of capitalized ERP costs of $4.9 million, $3.5 million and $2.8 million) for 2023, 2022 and 2021, respectively. Also included in depreciation expense for 2023, 2022 and 2021 was $9.5 million and $7.6 million, and $6.7 million respectively, related to term licenses.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.    Restructuring and Other Related Costs
In 2021, the Company announced a plan to restructure certain international research & development operations (the "2021 Restructuring Plan"). The 2021 Restructuring Plan is substantially completed. In 2023, the Company implemented a restructuring initiative to reduce costs (the "2023 Restructuring Plan"). In 2023, the Company incurred and recorded $5.9 million of restructuring costs related to the 2023 Restructuring Plan. The 2023 Restructuring Plan is expected to be completed in 2024 with the associated payments made in 2024. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the restructuring plans (in thousands):

	Years Ended
	December 30, 2023		December 31, 2022		December 25, 2021
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$2,218	$3,665	$203	$1,834	$335	$4,615
Lease related impairment charges	—	2,996	—	8,059	—	6,534
Asset impairment and others	—	56	19	229	1,196	2,097
Total	$2,218	$6,717	$222	$10,122	$1,531	$13,246
Restructuring liabilities are reported within accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Severance and related expenses	Lease related impairment charges	Asset impairment and others	Total
Balance as of December 25, 2021	$7,536	$—	$1,346	$8,882
Charges	2,033	8,059	239	10,331
Cash payments	(8,503)	(2,267)	(1,436)	(12,206)
Non-cash Settlements and Other	(274)	(5,792)	—	(6,066)
Balance as of December 31, 2022	$792	$—	$149	$941
Charges	5,883	2,996	56	8,935
Cash payments	(801)	(1,773)	(60)	(2,634)
Non-cash Settlements and Other	13	(1,223)	10	(1,200)
Balance as of December 30, 2023	$5,887	$—	$155	$6,042
As of December 30, 2023, the Company's restructuring liability was primarily related to the 2023 Restructuring Plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes by component for the periods presented (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 26, 2020	$732	$(11,666)	$(964)	$(11,898)
Other comprehensive income (loss) before reclassifications	(8,561)	12,580	—	4,019
Amounts reclassified from accumulated other comprehensive loss	—	3,383	—	3,383
Net current-period other comprehensive income (loss)	(8,561)	15,963	—	7,402
Balance at December 25, 2021	$(7,829)	$4,297	$(964)	$(4,496)
Other comprehensive income (loss) before reclassifications	(41,803)	22,538	—	(19,265)
Amounts reclassified from accumulated other comprehensive loss	—	326	964	1,290
Net current-period other comprehensive income (loss)	(41,803)	22,864	964	(17,975)
Balance at December 31, 2022	$(49,632)	$27,161	$—	$(22,471)
Other comprehensive income (loss) before reclassifications	(9,962)	(2,002)	—	(11,964)
Amounts reclassified from accumulated other comprehensive loss	—	(413)	—	(413)
Net current-period other comprehensive income (loss)	(9,962)	(2,415)	—	(12,377)
Balance at December 30, 2023	$(59,594)	$24,746	$—	$(34,848)

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the shares of common stock issuable upon conversion of the convertible senior notes using the if-converted method, as further discussed in Note 11, “Debt” to the notes to consolidated financial statements. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net loss	$(25,213)	$(76,043)	$(170,778)
Weighted average common shares outstanding - basic and diluted	226,726	216,376	207,377
Net loss per common share - basic and diluted	$(0.11)	$(0.35)	$(0.82)
The Company incurred net losses during 2023, 2022 and 2021, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2028 Notes, the 2027 Notes and the 2024 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	As of
	December 30, 2023	December 31, 2022	December 25, 2021
Convertible senior notes(1)	32,814	55,800	4,448
Restricted stock units	13,619	14,836	12,860
Performance stock units	3,668	2,685	2,751
Employee stock purchase plan shares	53	360	1,157
Total	50,154	73,681	21,216
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for fiscal years ended December 30, 2023 and December 31, 2022. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 because the effect would have been anti-dilutive.
11.    Debt
The following is a summary of the Company's debt as of December 30, 2023 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18,747	$—	$18,747	September 2024
2027 Notes	—	196,829	200,000	March 2027
2028 Notes	—	461,927	473,750	August 2028
Mortgage	6,765	—	6,765	May 2024
Total Debt	$25,512	$658,756	$699,262
The following is a summary of the Company's debt as of December 31, 2022 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$101,726	$102,652	September 2024
2027 Notes	—	195,879	200,000	March 2027
2028 Notes	—	363,349	373,750	August 2028
Mortgage	510	6,765	7,275	March 2024
Total Debt	$510	$667,719	$683,677

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"). In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022 and in June 2023, the Company issued $373.8 million and $100 million, respectively, aggregate principal amount of 3.75% Convertible Senior Notes due 2028 (the "2028 Notes," and, together with the 2024 Notes and 2027 Notes, the “convertible senior notes”). The 2024 Notes bear interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. Each series of the convertible senior notes is governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company, National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The convertible senior notes of each series are unsecured and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the convertible senior notes; equal in right of payment to any of the Company's existing and future liabilities that are not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries. The applicable Indenture governing each series of the convertible senior notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
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
The net proceeds to the Company from the issuance of Existing 2028 Notes (as defined below) were approximately $362.4 million after deducting the initial purchasers' fee and other debt issuance costs. The Company used approximately $283.6 million, which included accrued and unpaid interest, of the net proceeds from this issuance to repurchase approximately $299.8 million in aggregate principal amount of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2024 Notes participating in the issuance of the Existing 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the Existing 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. The

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company recorded a $15.5 million gain on extinguishment of debt on its consolidated statements of operations during the fiscal year ended December 31, 2022, which includes the write-off of related deferred issuance costs of $3.5 million.
In June 2023, the Company issued $100.0 million in additional aggregate principal amount (the "Additional 2028 Notes") of its currently outstanding 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes" and together with the Additional 2028 Notes, the “2028 Notes”). The Additional 2028 Notes were issued under the indenture dated as of August 8, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Additional 2028 Notes constitute a further issuance of, and form a single series with, the Existing 2028 Notes issued on August 8, 2022 in the aggregate principal amount of $373.8 million and have substantially identical terms, including conversion rate, conversion price, convertible dates, redemption rights, conditions for conversion, settlement provisions and ranking.
The net proceeds to the Company from this issuance of Additional 2028 Notes were approximately $96.5 million after deducting the placement agent's fee, other debt issuance costs and discount. The Company used approximately $84.0 million of the net proceeds from this issuance to repurchase approximately $83.9 million in aggregate principal amount, which included accrued and unpaid interest, of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2024 Notes participating in the issuance of the Additional 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the Additional 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. The Company recorded an immaterial loss on extinguishment of debt in interest expense, in the consolidated statements of operations during the fiscal year ended December 30, 2023, which includes the write-off of the related deferred issuance costs. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2024 Notes as of December 30, 2023 was $18.7 million.
The Company used the remaining net proceeds from the issuance of 2028 Notes for general corporate purposes, including working capital and to fund growth and potential strategic projects.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
•if the Company calls any or all of the 2024 Notes, 2027 Notes, or 2028 Notes for redemption, holders of such series may convert their notes at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date of such series called for redemption;
•upon the occurrence of specified corporate events described under the Indentures, such as a consolidation, merger or binding share exchange;
•or at any time on or after respective convertible dates, until the close of business on the second scheduled trading day immediately preceding the maturity date for such series, holders may convert their respective convertible senior notes at any time, regardless of the foregoing circumstances.
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
There have been no changes to the initial conversion price of the convertible senior notes since issuance. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during 2023.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Expense
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, and the amortization of debt discounts on our convertible senior notes (in thousands):

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Contractual interest expense	$22,263	$16,589	$13,553
Amortization of debt issuance costs	4,064	3,404	1,892
Amortization of debt discount	—	—	29,411
Total interest expense	$26,327	$19,993	$44,856
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
In accounting for the convertible senior notes after adoption of ASU 2020-06, the convertible senior notes are accounted for as a single liability. The issuance cost related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.6%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 8 months, 38 months, and 55 months, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net carrying amount of the convertible senior notes as of December 30, 2023, and as of December 31, 2022, (post-ASU 2020-06 adoption) was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Principal	$18,747	$102,652	$200,000	$200,000	$473,750	$373,750
Unamortized issuance costs and discount	—	(926)	(3,171)	(4,121)	(11,823)	(10,401)
Net carrying amount	$18,747	$101,726	$196,829	$195,879	$461,927	$363,349
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
The Loan Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Loan Agreement also contains customary covenants that limit the ability of the Company to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of December 30, 2023, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $1.2 million, which are recorded as a deferred asset and will be amortized to interest expense using a straight-line method over the term of the Credit Facility.
As of December 30, 2023, the Company had availability of $177.7 million under the Credit Facility. As of December 30, 2023, the Loan Agreement included a $50.0 million letter of credit subfacility and $22.1 million letters of credit issued and outstanding.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carried a fixed interest rate of 5.25% and was repayable in 59 equal monthly installments of principal and interest with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan.
In September 2021, the loan was amended to reduce the interest rate from 5.25% to 3.80% for the remaining 31 equal monthly installments of approximately $0.1 million, with the remaining principal payment at maturity date. In March 2024, the loan was further amended to extend it's maturity to May 27, 2024 and as a result, the interest rate increased to 7.50% effective March 27, 2024.
As of December 30, 2023, $6.8 million of the loan remained outstanding and is included in short-term debt, net in the consolidated balance sheets.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases(1)(2)	$111,316	$16,570	$14,517	$11,068	$8,690	$6,554	$53,917
Financing lease obligations(3)	5,220	1,318	1,128	1,006	956	812	—
Purchase obligations (4)	466,346	445,633	19,844	869	—	—	—
2028 Notes, including interest(5)	562,579	17,766	17,766	17,766	17,766	491,515	—
2027 Notes, including interest(5)	217,500	5,000	5,000	5,000	202,500	—	—
2024 Notes, including interest(5)	19,145	19,145	—	—	—	—	—
Mortgage Payable, including interest(5)	6,830	6,830	—	—	—	—	—
Total contractual obligations	$1,388,936	$512,262	$58,255	$35,709	$229,912	$498,881	$53,917
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 14 years. The above payment schedule includes interest. See Note 3, "Leases" to the notes to consolidated financial statements for more information.
(2)    The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.6 million and $4.9 million as of December 30, 2023 and December 31, 2022, respectively. Of the $4.6 million as of December 30, 2023, $4.4 million is classified as other long-term liabilities on the accompanying consolidated balance sheets. The remainder is included in accrued expenses and other current liabilities.
(3)     The Company has finance leases for computer hardware and leasehold improvements. The above payment schedule includes interest. See Note 3, "Leases" to the notes to consolidated financial statements for more information.
(4)     The Company has agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 30, 2023, December 31, 2022 and December 25, 2021, these non-cancelable purchase commitments were $466.3 million, $744.8 million and $591.5 million, respectively.
(5)     See Note 11, "Debt" to the notes to consolidated financial statements for more information.
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts that through certain products we infringe on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleges that NextGen is entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. A Markman hearing was held on November 14, 2023, and the Court issued its claim construction order on December 22, 2023. Fact discovery closed on December 6, 2023, and expert discovery closed on February 4, 2024. The Court set a May 6, 2024 date for expected trial. On April 14, 2023, we filed petitions with the US Patent and Trademark Office ("USPTO") seeking inter partes reviews to invalidate asserted claims of the asserted NextGen patents. On December 4, 2023, the Patent Trial and Appeal Board of the USPTO denied institution of such inter partes reviews. A mediation was held on March 13, 2024, which resulted in a settlement in principle of the action against us. Following the mediation, the Court entered a stay of all litigation deadlines through May 20, 2024 to enable

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NextGen and the Company to prepare a written settlement agreement and the appropriate dismissal papers for the Court. The parties are continuing to finalize the written settlement agreement. The Company does not expect that the terms of the settlement will have a material impact on its financial results.
In addition to the matter described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of December 30, 2023 and December 31, 2022, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 30, 2023	December 31, 2022
Beginning balance	$36,621	$44,310
Charges to operations	22,304	27,176
Utilization	(20,516)	(22,420)
Change in estimate(1)	(5,209)	(12,445)
Balance at the end of the period	$33,200	$36,621
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
Letters of Credit and Bank Guarantees
The Company had $24.1 million and $24.7 million of standby letters of credit, bank guarantees and surety bonds outstanding as of December 30, 2023 and December 31, 2022, respectively. Details are set in below table (in thousands).

	December 30, 2023	December 31, 2022
Customer performance guarantees	$19,068	$20,903
Value added tax license	3,127	1,434
Property leases	1,894	2,398
Total	$24,089	$24,735
Of the $19.1 million related to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million as of December 30, 2023. Of the $20.9 million related to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million as of December 31, 2022.
As of December 30, 2023, of the aforementioned standby letters of credit and bank guarantees outstanding, $1.9 million was backed by cash collateral.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.    Stockholders’ Equity
2016 Equity Incentive Plan
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2023, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by $8.1 million. As of December 30, 2023, the Company reserved a total of 51.8 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was cancelled and there are no outstanding grants under the 2007 Plan.
Employee Stock Purchase Plan
In February 2007, the Company's board of directors adopted the ESPP and the Company's stockholders approved the ESPP in May 2007. The ESPP was amended by the stockholders in May 2019 to increase the shares authorized under the ESPP to a total of approximately 31.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to a maximum of 15% of the employee’s compensation and an employee may not purchase more than 3,000 shares per purchase period.
The Company's ESPP was indefinitely suspended, effective upon the expiration of the offering period that ended August 15, 2023.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 30, 2023
Outstanding stock awards	15,189
Reserved for future award grants	10,065
Reserved for future ESPP	1,098
Total common stock reserved for stock options and awards	26,352
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	12,468	$5.99	$136,781
RSUs granted	7,377	$8.68
RSUs released	(7,509)	$5.96	$66,317
RSUs canceled	(729)	$6.92
Outstanding at December 25, 2021	11,607	$7.66	$110,849
RSUs granted	8,897	$8.26
RSUs released	(6,690)	$7.52	$46,104
RSUs canceled	(1,226)	$7.89
Outstanding at December 31, 2022	12,588	$8.13	$84,847
RSUs granted	6,990	$6.97
RSUs released	(7,496)	$8.10	$43,001
RSUs canceled	(546)	$8.01
Outstanding at December 30, 2023	11,536	$7.45	$54,802

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	3,466	$5.36	$38,022
PSUs granted	659	$8.61
PSUs released	(964)	$5.21	$8,278
PSUs canceled	(1,047)	$4.91
Outstanding at December 25, 2021	2,114	$6.66	$20,184
PSUs granted	899	$8.38
PSUs released	(335)	$5.40	$2,592
PSUs canceled	(119)	$7.19
Outstanding at December 31, 2022	2,559	$7.40	$17,251
PSUs granted	1,835	$7.26
PSUs released	—	$—	$—
PSUs canceled	(741)	$5.94
Outstanding at December 30, 2023	3,653	$7.63	$17,352
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $4.75 at December 29, 2023. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
 The following table presents total stock-based compensation cost for instruments granted but not yet recognized, net of forfeitures, of the Company’s equity compensation plans as of December 30, 2023. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$67,456	1.85
PSUs	$16,477	2.10
 Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Volatility	60% - 63%	39% - 63%	38% - 50%
Risk-free interest rate	3.12% - 4.98%	0.67% - 3.12%	0.05% - 0.06%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.91 - $2.37	$1.91 - $2.21	$2.22 - $3.11

The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future.
ESPP activity was as below (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Stock-based compensation expense	$3,798	$5,551	$5,879
Employee contributions	$14,930	$15,189	$16,167
Shares purchased	3,514	2,552	2,272
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees, non-employee members of the Company's board of directors and consultants. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant.
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
PSUs granted to the Company's executive officers, senior management and certain other employees under the 2016 Plan during 2023, 2022, 2021 and 2020 are based on performance criteria related to a specific financial target over the span of a two or three-year performance period. These PSUs may become eligible for vesting to begin before the end of such two-year or three-year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs ranges from 0 to 1.5 times the target number of PSUs granted. Certain other employees were awarded PSUs that will only vest upon the achievement of specific financial and operational performance criteria.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes by grant year, the Company’s PSU activity for the fiscal year ended December 30, 2023 (in thousands):

	Total Number of Performance Stock Units	2020	2021	2022	2023
Outstanding at December 31, 2022	2,559	1,058	602	899	—
PSUs granted	1,835	—	—	—	1,835
PSUs canceled	(741)	(708)	—	—	(33)
Outstanding at December 30, 2023	3,653	350	602	899	1,802
Stock-based Compensation Expense
The following table summarizes the amortization of stock-based compensation expense related to the RSUs, and PSUs (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
RSUs	$52,723	$54,102	$42,344
PSUs	$5,545	$1,636	$3,316
The following table summarizes the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Stock-based compensation effects in inventory	$3,895	$3,979	$3,707
Income tax benefit associated with stock-based compensation	$8,165	$8,588	$9,345
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$10,000	$9,485	$7,928
Research and development	22,474	23,553	18,554
Sales and marketing	13,699	13,311	12,345
General and administrative	15,977	14,666	12,985
Total stock-based compensation expense	$62,150	$61,015	$51,812

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.    Income Taxes
The following is a geographic breakdown of the provision for income taxes (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Current:
Federal	$1,278	$945	$991
State	3,035	1,537	137
Foreign	5,672	20,616	12,431
Total current	$9,985	$23,098	$13,559
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,180)	(2,566)	(1,571)
Total deferred	$(2,180)	$(2,566)	$(1,571)
Total provision for income taxes	$7,805	$20,532	$11,988
Loss before provision for income taxes from international operations was $65.0 million for the year ended December 30, 2023, income before provision for income taxes from international operations was $20.2 million for the year ended December 31, 2022, and loss before provision for income taxes from international operations was $20.7 million for the year ended December 25, 2021.
The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Expected tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(15.5)%	(2.3)%	(0.1)%
Tax credits	(37.9)%	10.2%	2.9%
Stock-based compensation	(42.3)%	(10.2)%	0.1%
Change in valuation allowance	20.7%	(19.1)%	(20.0)%
Foreign rate differential	4.8%	(7.6)%	(1.1)%
Non-deductible expenses	(5.7)%	(16.1)%	(6.4)%
Other taxes on foreign operations	(24.1)%	(5.0)%	(1.5)%
Return to provision	44.2%	(3.7)%	(2.7)%
Uncertain tax positions	(3.6)%	(1.8)%	4.0%
Prior year adjustment	(4.4)%	(1.0)%	(1.8)%
Other	(2.0)%	(1.5)%	(1.9)%
Effective tax rate	(44.8)%	(37.1)%	(7.5)%
For 2023, the Company's income tax expense was $7.8 million with effective tax rate of (44.8)%. The difference between the effective tax rate and the U.S federal statutory rate of 21% is due to state income taxes, tax credits, stock-based compensation, foreign income taxed at different rates, impact due to foreign currency translation, foreign income inclusions in the U.S., foreign tax credit expiration, and losses in foreign jurisdictions

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
that require a valuation allowance. For 2022, the Company's income tax expense was $20.5 million with an effective tax rate of (37.1)%. The difference between the effective tax rate and the U.S federal statutory rate of 21% was primarily the result of tax credits, stock-based compensation, foreign income taxed at different rates and valuation allowances. The Company recognized an income tax expense of $12.0 million in 2021 with an effective tax rate of (7.5)%. The 2021 effective tax rate differs from the U.S. federal statutory rate of 21% based on state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings.
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended
	December 30, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$296,449	$293,179
Research and foreign tax credits	137,130	140,828
Non-deductible accruals	63,763	57,480
R&D expense capitalization	65,125	49,135
Inventory valuation	13,612	14,329
Leasing Liabilities	23,917	16,890
Stock-based compensation	4,016	5,138
Total deferred tax assets	$604,012	$576,979
Valuation allowance	(576,998)	(548,257)
Net deferred tax assets	$27,014	$28,722
Deferred tax liabilities:
Property, plant and equipment	$(281)	$(11,912)
Right of use asset	(17,946)	(10,482)
Acquired intangible assets	(4,113)	(4,293)
Total deferred tax liabilities	$(22,340)	$(26,687)
Net deferred tax assets (liabilities)	$4,674	$2,035
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 30, 2023 and December 31, 2022.
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
The Company files tax returns in numerous jurisdictions. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations because we have the ability to and intend to permanently reinvest these basis differences overseas.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded a U.S. current income tax expense of $3.0 million for the year ended December 30, 2023. The U.S. current income tax provision is primarily for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss and research and development credit carry forwards. The increase in federal taxable income due to Section 174 capitalization is offset by net operating carryover balance. It is expected that Section 174 capitalization will continue to generate federal and state taxable income in future years and continue to utilize net operating loss and other available tax credits.
As of December 30, 2023, the Company had net operating loss carryforwards of approximately $456.2 million for federal income tax purposes. The Company had net operating loss carryforwards of approximately $331.7 million for state income tax purposes which will begin to expire in 2024 if unused. The Company also had foreign net operating loss carryforwards of approximately $812.3 million.
As of December 30, 2023, the Company also had R&D credit carryforwards of approximately $50.4 million for federal income tax and $57.4 million for state income tax purposes. The federal R&D tax credit will begin to expire in 2024 if unused. State R&D tax credits will carry forward indefinitely.
As of December 30, 2023, the Company also had foreign tax credit carryforwards of approximately $33.2 million for federal income tax. The foreign tax credit will begin to expire in 2024 if unused.
Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $5.5 million to offset future Canadian income taxes payable as of December 30, 2023, and will begin to expire in 2024 if unused. Infinera Portugal has a SIFIDE Credit of $2.6 million to offset future Portugal's income tax payable as of December 30, 2023, and will begin to expire in 2024 if unused.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 30, 2023	December 31, 2022	December 25, 2021
Beginning balance	$57,849	$54,250	$57,931
Tax position related to current year
Additions	1,417	1,536	1,198
Tax positions related to prior years
Additions	20,638	7,220	7,633
Reductions	(5,578)	(4,832)	(9,569)
Lapses of statute of limitations	(155)	(325)	(2,943)
Ending balance	$74,171	$57,849	$54,250
As of December 30, 2023, the cumulative unrecognized tax benefit was $74.2 million, of which $67.6 million are related to tax credits. The $67.6 million was netted against deferred tax assets, and would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 30, 2023, approximately $8.1 million, if recognized, would impact the Company’s effective tax rate. The amount of unrecognized tax benefit could be reduced upon expiration of the applicable statute of limitation. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.
As of December 30, 2023, December 31, 2022 and December 25, 2021, the Company had $1.5 million, $1.3 million and $2.1 million, respectively, of accrued interest and penalties related to unrecognized tax benefits, of which less than $0.8 million was included in the Company’s provision for income taxes in each of the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.
The Company files income tax returns in numerous tax jurisdictions, including the U.S., U.S. states and non-U.S. jurisdictions around the world. The statute of limitations varies by jurisdiction in which the Company operates. Because of the number of jurisdictions in which the Company files tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination.
Included in the balance of income tax liabilities, accrued interest and penalties at December 30, 2023 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
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
Revenue by geographic region is based on the shipping address of the end-customer. For more information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the notes to consolidated financial statements.
Additionally, the following table sets forth our property, plant and equipment, net by geographic region (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 30, 2023	December 31, 2022
United States	$188,684	$156,065
Other Americas	2,777	2,908
Europe, Middle East and Africa	9,973	10,285
Asia Pacific	5,563	3,671
Total property, plant and equipment, net	$206,997	$172,929
17.    Employee Benefit and Pension Plans
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Code (the “401(k) Plan”). As allowed under Section 401(k) of the Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $3.0 million, $3.0 million and $2.8 million for 2023, 2022, and 2021, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2023, 2022, and 2021.
The Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.2 million, $2.5 million and $2.8 million for 2023, 2022, and 2021, respectively.
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion. The Company incurred $4.8 million, $4.9 million, and $6.2 million in expense related to post-retirement costs for 2023, 2022, and 2021, respectively.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Obligations and Funded Status
The following table sets forth the changes in benefits obligations and the fair value of plan assets of the Company's benefit plans (in thousands):

	December 30, 2023	December 31, 2022
Benefit obligation at beginning of year	$76,172	$115,771
Service cost	163	300
Interest cost	3,103	1,249
Benefits paid	(4,700)	(3,382)
Actuarial loss (gain)	7,156	(30,779)
Employee contributions	18	54
Foreign currency exchange rate changes	3,245	(7,041)
Benefit obligation at end of year(1)	$85,157	$76,172
Fair value of plan assets at beginning of year	$66,455	$81,615
Actual (loss) return on plan assets	7,793	(5,305)
Payments	(767)	(5,316)
Employee contributions	124	153
Employer contributions	78	—
Foreign currency exchange rate changes	2,894	(4,692)
Fair value of plan assets at end of year	$76,577	$66,455
Net liability recognized	$8,580	$9,717
(1)    The Company's accumulated benefit obligation was $84.7 million and $76.1 million at December 30, 2023 and December 31, 2022, respectively.
The net liability is included in the line item other long-term liabilities in the Company's consolidated balance sheets.
The following table presents net amounts of non-current assets and current and non-current liabilities for the Company's pension and other post-retirement benefit plans recognized on its consolidated balance sheet (in thousands):

	December 30, 2023	December 31, 2022
Other non-current assets	$76,577	$66,455
Other long-term liabilities	(85,157)	(76,172)
Net liability recognized	$(8,580)	$(9,717)

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Years ended
	December 30, 2023	December 31, 2022	December 25, 2021
Service cost	$163	$300	$351
Interest cost	3,103	1,249	1,265
Expected return on plan assets	(2,639)	(2,936)	(2,895)
Amortization of net actuarial (gain) loss	(413)	326	3,383
Total net periodic (benefit) cost	$214	$(1,061)	$2,104
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
The following table sets forth the changes in accumulated other comprehensive income (loss) for the Company's benefit plans (pre-tax) (in thousands):

	December 30, 2023	December 31, 2022
Beginning balance	$27,161	$4,297
Net actuarial (gain) loss arising in current year	(2,002)	22,538
Amortization of net actuarial (gain) loss(1)	(413)	326
Ending balance	$24,746	$27,161
(1)    The actuarial gain for the fiscal year ended December 30, 2023 is primarily due to the change in the discount rate. Amounts recorded in accumulated other comprehensive income (loss) expected to be amortized as a part of net periodic pension cost during 2024 is $0.6 million (pre-tax).
Assumptions
Certain actuarial assumptions used in computing the benefit obligations for the major plans are as follows:

	December 30, 2023	December 31, 2022
Discount rate	3.51%	4.17%
Salary growth rate	2.50%	2.50%
Pension growth rate	2.25%	2.25%
Expected long-term rate of return on plan assets	3.93%	3.93%

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
Fair Value of Plan Assets
The following tables present the fair value of plan assets for pension and other benefit plans by major asset category (in thousands):

	As of December 30, 2023			December 31, 2022
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$677	$—	$677	$1,160	$—	$1,160
Equity fund	—	51,226	51,226	—	41,492	41,492
Insurance contracts	—	24,674	24,674	—	23,803	23,803
Total plan assets at fair value	$677	$75,900	$76,577	$1,160	$65,295	$66,455
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
Transfers Between Levels
Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period. No material transfers between levels occurred during the fiscal year ended December 30, 2023.
Future Contributions
In 2024, the Company does not expect to make additional contributions to the plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flows
Estimated future benefit payments under the Company's pension plans as of December 30, 2023 are as follows (in thousands):

2024	$6,176
2025	3,925
2026	4,285
2027	4,213
2028	4,494
2029 to 2033	23,688
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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act) as of the period covered by this report (the "Evaluation Date"). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to the unremediated material weaknesses in our internal control over financial reporting described below.
Notwithstanding the identified material weaknesses, our principal executive officer and principal financial officer concluded that our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.
Remediation of Previously Reported Material Weaknesses
As previously reported in the Company’s Form 10-Q for the quarter ended September 30, 2023, the Amended Quarterly Report on Form 10-Q/A for the quarter ended July 1, 2023, the Amended Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2023 and the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, we previously identified material weaknesses in internal control over financial reporting due to control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle) and inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment. Additionally, as related to both our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of Information Produced by the Entity (IPE).

Our management, under the oversight of the Audit Committee of our Board of Directors, has evaluated the material weaknesses described above and designed a remediation plan to enhance our internal control environment. To remediate the material weaknesses, we plan to:
a.revise the methodology used to determine our stand-alone selling prices ("SSPs"), including the design and implementation of effective controls that provide adequate review and evaluation of such methodology, and related financial statement disclosures;
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
The effectiveness of our internal control over financial reporting as of the Evaluation Date, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.
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
Our management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Our management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
During the third quarter of fiscal 2023, as discussed above, our management identified material weaknesses in internal control over financial reporting. The material weaknesses in internal control over financial reporting resulted from control deficiencies with our revenue cycle, inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment. Additionally, as related to both our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of IPE.

Within the revenue cycle, controls over the annual establishment of the SSPs for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers.
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
Notwithstanding the identified material weaknesses, our principal executive officer and principal financial officer concluded that our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Except for the material weaknesses noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
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
Directors

Name	Age	Position
Christine B. Bucklin	61	Director
Gregory P. Dougherty	64	Director
David W. Heard	56	Chief Executive Officer and Director
Sharon E. Holt	59	Director
Roop K. Lakkaraju	53	Director
Paul J. Milbury	75	Director
Amy H. Rice	44	Director
George A. Riedel	66	Director and Chair of the Board
David F. Welch, Ph.D.	63	Founder, Chief Innovation Officer and Director
Christine B. Bucklin has been a member of our Board of Directors since June 2020. Ms. Bucklin served as Managing Director, Operations Group at Gryphon Investors, Inc., a private equity firm, from 2015 to 2018. From 2008 to 2010, Ms. Bucklin served as Senior Vice President, Corporate Strategic Planning at Sun Microsystems, Inc., a technology company, prior to its acquisition by Oracle Corporation in 2010. From 1999 to 2007, Ms. Bucklin served as Chief Operating Officer of Internet Brands, Inc., an internet media company. From 1988 to 1999, Ms. Bucklin worked at McKinsey & Company, a consulting company, including as a partner. From 2011 to 2019, Ms. Bucklin served as a director of Local Media San Diego, LLC, a radio station and event company. From 2015 to 2018, Ms. Bucklin served as a director of Leadership Platform Acquisition Corporation, a portfolio company of Gryphon Investors related to educational services. Ms. Bucklin received an AB in Mathematics from Dartmouth College and an MBA from Stanford Business School.
Greg P. Dougherty has been a member of our Board of Directors since January 2019. Mr. Dougherty served on the board of Fabrinet, an optical,electo-mechanical and electronic manufacturing services company from February 2019 to January 2022. Mr. Dougherty served as Chief Executive Officer of Oclaro from June 2013 until its acquisition by Lumentum in December 2018. Mr. Dougherty also served as a director of Oclaro from April 2009 until the completion of the sale in December 2018. Prior to Oclaro, Mr. Dougherty served as a director of Avanex Corporation, a leading global provider of intelligent photonic solutions, from April 2005 to April 2009, when Avanex and Bookham merged to become Oclaro. Mr. Dougherty also served as a director of Picarro, Inc., a manufacturer of ultra-sensitive gas spectroscopy equipment using laser-based technology, from October 2002 to August 2013, and as its Interim Chief Executive Officer from January 2003 to April 2004. Earlier in his career, Mr. Dougherty served as the Chief Operating Officer at SDL from 1997 to 2001, when the company was acquired by JDS Uniphase Corporation, where he continued in the role until 2002. From 1989 to 1997, Mr. Dougherty was the Director of Product Management and Marketing at Lucent Technologies Microelectronics in the Optoelectronics Strategic Business Unit. Mr. Dougherty currently serves on the public company boards of IPG Photonics Corporation, a fiber laser manufacturer since January 2019 and MaxLinear, a fabless integrated circuit design company since March 2020. Mr. Dougherty also served as a board member of the Ronald McDonald House at Stanford from January 2004 to December 2009, and the Bay Area Make-A-Wish Foundation. Mr. Dougherty received a B.Sc. in Optics in 1983 from the University of Rochester.
David W. Heard has served as our CEO and has been a member of our Board of Directors since November 2020. Mr. Heard joined Infinera in June 2017 and served as our Chief Operating Officer from October 2018 to November 2020. During his time as COO, Mr. Heard was responsible for leading the innovation of new solutions and the overall operational excellence of the company, overseeing functions including corporate development, facilities, human resources, information technology, marketing, operations, product lifecycle management, quality, research and development, and services. Mr. Heard brings a proven track record of technology industry leadership, with more than 25 years of success in the industry. Prior to Infinera, Mr. Heard served as President of Network and Service Enablement at JDS Uniphase from 2010 to 2015, and as COO at BigBand Networks (now Arris) from 2007 to 2010. Earlier roles included President and Chief Executive Officer (CEO) at Somera (now Jabil), President and General Manager, Switching Division, at Tekelec (now Oracle), President and CEO at Santera Systems, and various positions at Lucent Technologies and AT&T. Mr. Heard holds a B.A. in Production and Operations Management from Ohio State University, an MBA from the University of Dayton, and an M.S. in Management from Stanford Graduate School of Business, where he was a Sloan Fellow.
Sharon E. Holt has been a member of our Board of Directors since June 2019. Ms. Holt has served as a Principal at Fraser Stuart Ventures, LLC, a private investment and advisory firm, since 2016. From 2016 to May 2021, Ms. Holt was on the board of Immersion Corporation, a leading developer and licensor of touch feedback technology. Since 2012, she has served as an advisor to several technology companies. Ms. Holt was a senior executive at Rambus Inc., a leading technology development and licensing company, from 2004 to 2012, where she served as Senior Vice President of Sales, Licensing and Marketing, and Senior Vice President and General Manager of the Semiconductor Business Group. From 1999 to 2004, Ms. Holt was an executive at Agilent Technologies in the Semiconductor Products Group (now Broadcom), where her last position was Vice President & General Manager of Americas Field Operations, overseeing sales and technical support operations for the semiconductor business, including ASICs, ASSPs, optical and wireless ICs. Prior to that, she ran sales operations focused on Agilent’s largest global customers. From 1986 to 1999, Ms. Holt worked at HP in Applications Engineering, Sales and Distribution Channel Management for the Semiconductor Products Group. Ms. Holt received a B.S. in Electrical Engineering from Virginia Polytechnic Institute and State University (Virginia Tech).
Roop K. Lakkaraju has been a member of our Board of Directors since February 2022. Mr. Lakkaraju is the Executive Vice President, Chief Financial Officer at Bio-Rad, a position he has held since April 2024. From January 2018 to April 2024, Mr. Lakkaraju served as Executive Vice President, Chief Financial Officer of Benchmark Electronics, Inc. From February 2017 to January 2018, he served as Chief Financial Officer of Maana, Inc., an enterprise software company that pioneered an artificial intelligence-driven knowledge platform. From October 2013 to February 2017, he served as Chief Operating Officer and Chief Financial Officer of Support.com, a provider of cloud-based software and services for technology support. From July 2011 to October 2013, he was Chief Financial Officer of Quantros, Inc., a provider of enterprise SaaS-based solutions and information services that advance healthcare quality and safety performance. Prior to that he held executive financial and operational roles at 2Wire, Solectron Corporation, and Safeguard Scientifics. Mr. Lakkaraju is currently on the board of directors of Greater Phoenix Economic Council. He began his career in 1993 as an auditor with Grant Thornton before joining PricewaterhouseCoopers in their Audit and Business Advisory Services. Mr. Lakkaraju holds a B.S. in Business Administration from San Jose State University.
Paul J. Milbury has been a member of our Board of Directors since July 2010. Mr. Milbury served as Vice President of Operations and CFO of Starent Networks Corp., a provider of mobile network solutions, from January 2007 until its acquisition by Cisco in 2009. From December 2009 to July 2010, he played a key role in integrating Starent Networks into Cisco to create the Mobile Internet Technology Group. From December 2000 to March 2007, Mr. Milbury served as Vice President and CFO of Avid Technology, Inc., a digital media creation, management, and distribution solutions company. Mr. Milbury previously served as audit committee chair for public companies Gigamon, Inc., a provider of network traffic visibility solutions and Aerohive Networks, a pioneer in cloud-managed WLAN. Mr. Milbury has served on the public company board of Markforged Holding Corporation since May 2019, and he also serves on several private company boards. Mr. Milbury holds a B.B.A. in Business and Economics and an M.B.A. from the University of Massachusetts, Amherst.
Amy H. Rice has been a member of our Board of Directors since April 2020. Ms. Rice is a Managing Director with Oaktree’s Special Situations Group and has been with the firm since 2009. Prior to joining Oaktree, Ms. Rice spent two years as an associate at Lindsay Goldberg, LLC, and before that, she spent two years as an analyst in the Leveraged Finance group at Deutsche Bank. Ms. Rice has served on the board of GenesisCare, a private company providing cancer and multi-specialty network services, since February 2024. Ms. Rice has an A.B. from Harvard College and an M.B.A. from The Wharton School of the University of Pennsylvania.
George A. Riedel has been a member of our Board of Directors since June 2020 and has served as its Chair since November 2020. Mr. Riedel has served as a Senior Lecturer in the General Management Unit at Harvard Business School since 2017. From 2014 to 2017, Mr. Riedel served as the Chair and Chief Executive Officer of CloudMark, Inc., a cybersecurity company, overseeing the company’s sale to Proofpoint, Inc. in 2017. From 2006 to 2011, Mr. Riedel served in executive leadership roles at Nortel Networks Corporation, a Canadian telecommunications and data networking equipment manufacturing company, including Chief Strategy Officer and Vice President of Business Units. From 2003 to 2006, Mr. Riedel served as Vice President of Strategy and M&A at Juniper Networks, a networking and cybersecurity company. From 1987 to 2003, Mr. Riedel worked at McKinsey & Company, including as a senior partner. Mr. Riedel has served as an independent director at Cerner Corporation, a health information technology company, from April 2019 to June 2022. Between 2010 and 2020, Mr. Riedel served on various boards, including as chair of Accedian Networks Inc., a Canadian network communications software company; as a director of PeerApp Ltd., a caching solution provider; as a director of NextDocs Corporation, a compliance innovation company (acquired by Aurea Software, Inc.); and as a director of Xperi Corporation, a technology and intellectual property licensing company from May 2013 to June 2020. Mr. Riedel has served on the public company board of Markforged Holding Corporation since May 2024. He is also currently chairman of the board of Juvare, a private company that provides emergency preparedness and response software solutions, and a board member of Bridgeway Benefit Technologies, a private company that provides healthcare and retirement benefit administration software focused on the end-to-end needs of self-administered multiemployer benefit funds and third-party administrators. Mr. Riedel received a BS with distinction in Mechanical Engineering from the University of Virginia and an MBA from Harvard Business School.
David F. Welch, Ph.D. is Founder and Chief Innovation Officer at Infinera, a role he has held since October 2018. In this role, he drives deep business and technology innovation through forward-looking strategies, including breakthrough technologies and technology partnerships, in addition to innovative business and market directions. Dr. Welch is currently a member of Infinera’s Board of Directors, where he has served since 2010. Dr. Welch’s past roles at Infinera include Chief Strategy and Technology Officer from 2017 to 2018, President from 2013 to 2017, Executive Vice President and Chief Strategy Officer from 2004 to 2013, and Chief Technology Officer (CTO) from 2001 to 2004. Prior to co-founding Infinera, he served as CTO, Transmission Division at JDS Uniphase, and in various executive roles, including CTO and Vice President of Corporate Development, at Spectra Diode Labs (SDL). Dr. Welch currently serves on the board of directors of several start-up companies, including the public benefit corporation board of NosTerra Ventures, a position he has held since May 2023. He previously served on the board of CytoDyn Inc., a biopharmaceutical company from January 2019 to September 2020. Dr. Welch holds over 130 patents and has authored over 300 technical publications, and he has been awarded the Optical Society of America’s (OSA) Adolph Lomb Medal, Joseph Fraunhofer Award and John Tyndall Award, as well as the Institution of Engineering Technology’s J J Thomson Medal for Electronics. He is a Fellow of the OSA and the Institute of Electrical and Electronics Engineers, and he is a member of the National Academy of Engineering. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.
Independence of the Board
On an annual basis, in accordance with the current listing standards of Nasdaq, the Board affirmatively determines the independence of each director or nominee for election as a director. The Board has determined that seven out of nine of our directors (with the exception of Mr. Heard and Dr. Welch, both of whom are employees of Infinera) are “independent” in accordance with the rules and regulations of the SEC and the listing standards of Nasdaq. Also, all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee, as more fully described below, are independent directors. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Person Transactions.” There are no family relationships among any of our directors, director nominees or executive officers.
Board Leadership Structure
The Board believes its current leadership structure best serves the objectives of the Board’s oversight of management, the Board’s ability to carry out its roles and responsibilities on behalf of our stockholders, and our overall corporate governance. Separating the positions of Chair of the Board and CEO allows our CEO to focus on our day-to-day business, while allowing the Chair of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. While our Bylaws do not require that our Chair of the Board and CEO positions be separate, the Board believes that having separate positions is the appropriate leadership structure for Infinera at this time and demonstrates our commitment to good corporate governance practices. The Board has assigned the Chair of the Board responsibility for presiding over meetings of the Board, developing meeting agendas, facilitating communication between management and the independent directors, representing the views of the independent directors to management and improving meeting effectiveness, among other things.

The Board also believes that the combination of an independent Chair of the Board, all three of our current standing committees being comprised entirely of independent directors and the regular use of executive sessions of the independent directors enables the Board to maintain independent oversight of our strategies and activities.
Agreement with Oaktree Optical Holdings
In April 2020, we entered into a letter agreement with Oaktree Optical Holdings, L.P. (“Oaktree”) pursuant to which we agreed, among other things, to nominate and support Ms. Rice for election as a director at the 2020 Annual Meeting of Stockholders. Subject to certain exceptions set forth in the letter agreement, Oaktree and certain affiliates agreed to vote all of its shares at the 2020 Annual Meeting of Stockholders in a manner consistent with the recommendation of our Board. Oaktree also agreed to customary standstill restrictions. Our letter agreement with Oaktree also required that Infinera and Oaktree reasonably cooperate to identify a director candidate (the “Independent Designee”) for consideration by our Nominating and Governance Committee. In June 2020, Ms. Bucklin joined the Board as the Independent Designee. Ms. Rice was re-elected as a Class I director at the 2023 Annual Meeting of Stockholders.
Information Regarding the Board and its Committees
The Board met eight times during fiscal 2023. During fiscal 2023, each director then in office attended 75% or more of the meetings of the Board. During fiscal 2023, each director then in office attended 75% or more of the meetings of the committees on which he or she served during the period for which he or she was a committee chair or committee member, as applicable. Our independent directors meet in executive sessions, without management present, during most regular meetings of the Board. Directors are encouraged, but not required, to attend our annual meetings of stockholders. All nine of our then-serving members of the Board attended our 2023 Annual Meeting of Stockholders.
The Board had three standing committees as of the end of fiscal 2023: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Mr. Heard and Dr. Welch do not currently serve on any committees of the Board. The following table presents our current Board and committee composition (and assuming the election of the nominees for Class II directors who are standing for election at the 2024 Annual Meeting of Stockholders, this table also presents our Board and committee composition effective upon the conclusion of our 2024 Annual meeting of Stockholders).

Name	Board	Audit	Compensation	Nominating and Governance
Christine B. Bucklin	M	M	—	—
Gregory P. Dougherty	M	—	M	M
David W. Heard	M	—	—	—
Sharon E. Holt	M	—	C	—
Roop K. Lakkaraju	M	C	—	—
Paul J. Milbury	M	M	M	—
Amy H. Rice	M	—	—	M
George A. Riedel	C	—	—	C
David F. Welch, Ph.D.	M	—	—	—
Total Meetings in Fiscal 2023	8	17	6	4
_________________
C = Chair; M = Member
Audit Committee
The Audit Committee reviews and monitors our financial statements, financial reporting process and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm as well as our compliance with legal matters that have a significant impact on our financial statements. The Audit Committee also consults and discusses with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders. The Audit Committee also promotes the Company’s compliance with applicable law. The Audit Committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, the Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. The Audit Committee has oversight of the Company’s significant financial risks and exposures, including related to cybersecurity matters. Any related party transactions are subject to approval by the Audit Committee. A more detailed description of the Audit Committee’s functions can be found in our Audit Committee charter. In addition, the Audit Committee meets in executive sessions, without management present and with the independent registered public accounting firm, during most regular meetings of the Audit Committee. A copy of the Audit Committee charter is available on our website at investors.infinera.com/ by clicking on “Governance Documents” under the “Governance” heading.
The current members of the Audit Committee are Ms. Bucklin and Messrs. Lakkaraju and Milbury. Mr. Milbury chaired the Audit Committee until May 18, 2023 when, upon the conclusion of our 2023 Annual Meeting, Mr. Lakkaraju became chair of the Audit Committee and Mr. Milbury remained a member of the Audit Committee. Each current member of the Audit Committee served the entirety of fiscal 2023. The Audit Committee met 17 times during fiscal 2023. Each member of the Audit Committee is independent for Audit Committee purposes under the rules and regulations of the SEC and the applicable Nasdaq listing standards. In addition to qualifying as independent under the Nasdaq rules, each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq Audit Committee requirements. The Board has determined that Messrs. Lakkaraju and Milbury are each an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The designation does not impose on Messrs. Lakkaraju and Milbury any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board.
Compensation Committee
The Compensation Committee has the responsibility, authority and oversight relating to the development of our overall compensation strategy and compensation policies and programs. The Compensation Committee establishes our compensation philosophy and policies, administers all of our compensation plans for executive officers, and recommends the compensation for the non-employee directors of the Board. The Compensation Committee seeks to assure that our compensation policies and practices promote stockholder interests and support our compensation objectives and philosophy as described in more detail in the "Compensation Discussion and Analysis" section under Item 11 in this report.
The Compensation Committee also oversees, reviews and administers all of our material employee benefit plans, including our 401(k) plan, and reviews and approves various other compensation policies and matters. The Compensation Committee assists the Board in its oversight of our strategies, initiatives and programs relating to human capital management, including culture, talent acquisition, employee development, retention, and diversity, equity and inclusion. The Compensation Committee may form and delegate authority to one or more subcommittees as appropriate. A more detailed description of the Compensation Committee’s functions can be found in our Compensation Committee charter. A copy of the Compensation Committee charter is available on our website at investors.infinera.com/ by clicking on “Governance Documents” under the “Governance” heading.
The current members of the Compensation Committee are Ms. Holt and Messrs. Dougherty and Milbury. Ms. Holt chairs the Compensation Committee. Each current member of the Compensation Committee served the entirety of fiscal 2023. The Compensation Committee met six times during fiscal 2023. Each member of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, an outside director, as defined pursuant to Section 162(m) (“Section 162(m)”) of the Internal Revenue Code, as amended (the “Code”) and satisfies the director and compensation committee independence requirements under the applicable Nasdaq listing standards.
Nominating and Governance Committee
The Nominating and Governance Committee is responsible for reviewing developments in corporate governance practices, evaluating and making recommendations to the Board concerning corporate governance matters, and recommending changes to the Company's corporate governance policies and practices. In addition, the Nominating and Governance Committee is responsible for identifying, evaluating and making recommendations of nominees to the Board and evaluating the performance of the Board and individual directors, including those eligible for re-election at the annual meeting of stockholders. The Nominating and Governance Committee also oversees an annual board evaluation process to determine whether the Board is functioning effectively. In addition, the Nominating and Governance Committee oversees our succession planning process. A more detailed description of the Nominating and Governance Committee’s functions can be found in our Nominating and Governance Committee charter. A copy of the Nominating and Governance Committee charter is available on our website at investors.infinera.com/ by clicking on “Governance Documents” under the “Governance” heading.
The current members of the Nominating and Governance Committee are Ms. Rice and Messrs. Dougherty and Riedel. Mr. Riedel chairs the Nominating and Governance Committee. Each current member of the Nominating and Governance Committee served the entirety of fiscal 2023 as a member of this committee. The Nominating and Governance Committee met four times during fiscal 2023. Each member of the Nominating and Governance Committee satisfies the independence requirements under the applicable Nasdaq listing standards.
Non-Executive Equity Award Subcommittee
The guidelines for the size of new hire, promotional and annual retention equity awards for Section 16 Officers are periodically reviewed and approved by the Compensation Committee. The Compensation Committee has delegated to the Non-Executive Equity Award Subcommittee (the “Subcommittee”) the authority to formally approve new hire, promotional and retention equity awards to certain employees and consultants pursuant to guidelines pre-approved from time to time by the Compensation Committee. The delegation to the Subcommittee does not include the authority to grant equity awards to new employees who are or are reasonably expected to become Section 16 Officers or to current Section 16 Officers. The delegation of authority to the Subcommittee is not exclusive and the Board and Compensation Committee have retained the right to approve any equity awards at their discretion. This Subcommittee is currently comprised solely of our CEO (who is also a Board member).
Compensation Committee Interlocks and Insider Participation
During fiscal 2023, Ms. Holt and Messrs. Dougherty and Milbury served on the Compensation Committee. None of these individuals was an executive officer or employee of Infinera at any time during fiscal 2023, or at any other time. No member of the Compensation Committee had any relationship with Infinera during fiscal 2023 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has ever served as a member of the board or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board or Compensation Committee.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, officers (including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of Infinera, with regard to their Infinera-related activities. The Code of Business Conduct and Ethics reflects our policy of dealing honestly and with integrity with everyone, including our customers, employees, investors and suppliers. We require all employees to complete training on our Code of Business Conduct and Ethics.
Our Code of Business Conduct and Ethics is just one element of the many practices and procedures we utilize to support a diverse and inclusive culture that encourages helpful and honest communication both up and down reporting relationship chains. Our executive leaders set the tone for this culture at the top and our ability to maintain a positive and creative work environment depends on its success. Our annual Infinera Environmental, Social and Governance Report describes some of the additional programs and practices we maintain to protect our people and promote their productivity, health and well-being.
A copy of our Code of Business Conduct and Ethics is available on our website at investors.infinera.com/ by clicking on “Governance Documents” under the “Governance” heading. You may also obtain a copy of our Code of Business Conduct and Ethics without charge by writing to: Infinera Corporation, c/o Corporate Secretary, 6373 San Ignacio Avenue, San Jose, California 95119. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and our directors on our website identified above or on a Current Report on Form 8-K if required by the applicable listing standards.
Delinquent Section 16(a) Reports
The members of the Board, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and certain transactions in our common stock. Based solely upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal 2023 transactions in our common stock and their common stock holdings and (ii) the written representations received from one or more of such persons, including that no Form 5 is required, we believe that all reporting requirements under Section 16(a) were met in a timely manner during fiscal 2023.

ITEM 11.    EXECUTIVE COMPENSATION
Director Compensation
Our compensation program for our non-employee directors is designed to attract and retain highly qualified, independent directors to represent stockholders on the Board and to act in our stockholders' best interests. Non-employee directors receive a mix of cash compensation and equity awards under this program. Directors who are also employees of Infinera do not participate in our director compensation program, nor do they receive any additional compensation for their service as directors. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and recommending any changes to our director compensation program, with compensation changes approved or ratified by the full Board.
From time to time, the Compensation Committee engages Compensia, Inc. (“Compensia”), an independent compensation consultant, to help the Compensation Committee review our director compensation program by providing relevant market data regarding director compensation derived from the same peer group used at the time for evaluating our executive compensation. During late fiscal 2022, the Compensation Committee engaged Compensia to provide market data on director compensation. Compensia provided such market data to the Compensation Committee for the peer group which the Compensation Committee had approved in September 2022 for use in evaluating our executive compensation for fiscal 2023. The Compensation Committee concluded that in light of our director compensation program generally aligning with market competitive levels, no change in director compensation would be recommended at that time. As a result, in fiscal 2023, no changes were made to our director compensation program.
Director Fees
During fiscal 2023, our cash compensation program for our non-employee directors was as follows:

Position	Annual Retainer Fee ($)
Non-Employee Director	50,000
Chair of the Board	70,000
Audit Committee Chair	30,000
Audit Committee Member	12,500
Compensation Committee Chair	20,000
Compensation Committee Member	10,000
Nominating and Governance Committee Chair	11,000
Nominating and Governance Committee Member	6,000
We do not pay meeting fees for the Board or any of the committees of the Board. We pay the retainer fees set forth above in quarterly installments. Retainer fees are paid in arrears. In addition, we have a policy of reimbursing our non-employee directors for reasonable travel, lodging and other expenses incurred in connection with their attendance at Board and committee meetings.

Director Equity Awards
During fiscal 2023, our equity compensation program for our non-employee directors was as follows:

On the date of each annual meeting of stockholders, each individual who continues to serve as a non-employee director after that annual meeting will automatically be granted an RSU award covering a number of shares determined by dividing $200,000 by the closing price of the Company’s common stock on the date of grant, with any resulting fractional share rounded down to the nearest whole share (the “Annual RSU Award”). The Annual RSU Award will vest as to 100% of the underlying shares on the earlier of the date of the next annual meeting of stockholders or the one-year anniversary of the date of grant provided that the non-employee director remains a service provider of Infinera on the applicable vesting date.

Annual Restricted Stock Unit (“RSU”) Award

Each new non-employee director will be automatically granted an annual RSU award covering a number of shares determined by first prorating $200,000 for the number of months remaining until the next scheduled annual meeting of stockholders and then dividing such prorated dollar amount by the closing price of the Company’s common stock on the date of grant, with any resulting fractional share rounded down to the nearest whole share (the “Prorated Annual RSU Award”). The Prorated Annual RSU Award will vest as to 100% of the underlying shares on the earlier of the date of the next annual meeting of stockholders or the one-year anniversary of the most recently held annual meeting of stockholders, provided that the non-employee director remains a service provider of Infinera on the applicable vesting date.

Prorated Annual RSU Award For New Directors

Effective March 27, 2024, new Annual RSU Awards and Prorated Annual RSU Awards granted to non-employee directors will vest as to 100% of the underlying shares on the earlier of (i) the date of the next annual meeting of stockholders, provided that it occurs at least 50 weeks after the prior annual stockholders meeting or (ii) the one-year anniversary of the date of grant, provided that the non-employee director remains a service provider of Infinera on the applicable vesting date.
Fiscal 2023 Director Compensation
The following table sets forth all of the compensation awarded to or earned by the non-employee members of the Board in fiscal 2023. In addition, the table sets forth compensation awarded to or earned by Dr. Welch for his services as an employee of Infinera; Dr. Welch does not receive compensation for his services as a director. Compensation information for Dr. Welch is not disclosed in “Our Pay—Fiscal 2023 Compensation” below because he is not a Named Executive Officer.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		All Other Compensation ($)		Total ($)
Christine B. Bucklin	62,500	199,996	(3)	—		262,496
Gregory P. Dougherty	66,000	199,996	(3)	—		265,996
Sharon E. Holt	70,000	199,996	(3)	—		269,996
Roop K. Lakkaraju	73,413	199,996	(3)	—		273,409
Paul J. Milbury	79,087	199,996	(3)	—		279,083
Amy H. Rice(4)	—	—		—		—
George A. Riedel	131,000	199,996	(3)	—		330,996
David F. Welch, Ph.D.	—	738,000	(5)	205,704	(6)	943,704
_________________
(1)For a description of the annual non-employee director retainer fees and retainer fees for committee chair positions and for service as Chair of the Board, see the disclosure above under “Director Fees.”

(2)The amounts reported in this column represent the aggregate grant date fair value of the RSU awards granted in fiscal 2023 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC 718”). See Notes 2 and 14 of the notes to our consolidated financial statements contained in this report for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards.
(3)Reflects for each director the value of the Annual RSU Award awarded in connection with the 2023 Annual Meeting of Stockholders, which value was determined by multiplying for each director 39,447 shares of Infinera common stock by Infinera’s closing stock price of $5.07 per share on May 18, 2023, the date of grant.
(4)Ms. Rice has waived any participation in the compensation benefits available to the Company’s non-employee directors, except for customary reimbursement of expenses.
(5)Reflects the value of Dr. Welch’s equity awards granted as compensation in 2023 for his services as an employee of Infinera.
(6)Reflects Dr. Welch’s 2023 employee salary in the amount of $200,000, plus the total value of Company paid life insurance premiums and 401(k) match in the amount of $5,704.
During fiscal 2023, Dr. Welch, our Chief Innovation Officer and employee member of the Board, did not receive compensation for his services as a director. Dr. Welch’s base salary for fiscal 2023 was $200,000. Dr. Welch was not eligible for an incentive target bonus opportunity during fiscal 2023. On March 9, 2023, Dr. Welch was granted an RSU award covering 100,000 shares, which is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2024, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to his continued service to Infinera through each applicable vesting date. This RSU award had an aggregate grant date fair market value of $738,000, computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this report for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards.
On March 4, 2020, Dr. Welch was granted a performance share award covering 650,000 shares (at target level achievement). The award provided for a number of quantitative and qualitative performance objectives related to the successful development of the Company's XR Optics program to be achieved over different periods from fiscal 2020 through fiscal 2024. On March 24, 2023, the Compensation Committee determined that the achievement of one of the performance metrics, which related to generating $50 million of ICE-X-related revenues by the end of fiscal 2022, had not been achieved. As a result, 150,000 shares of common stock underlying the award were forfeited on this date. On May 12, 2024, the Compensation Committee determined that the achievement of another of the performance metrics, which related to generating $100 million of ICE-X-related revenues by the end of fiscal 2023, had not been achieved. As a result, 150,000 shares of common stock underlying the award were forfeited on this date.
Additional Information with Respect to Director Equity Awards

Name	Number of Shares Subject to Outstanding Stock Awards at Fiscal Year-End (#)(1)
Christine B. Bucklin	39,447
Gregory P. Dougherty	39,447
Sharon E. Holt	39,447
Roop K. Lakkaraju	52,403
Paul J. Milbury	39,447
Amy H. Rice(2)	—
George A. Riedel	39,447
David F. Welch, Ph.D.(3)	500,001
_________________
(1)Unvested time-based RSU awards, except as noted below with respect to Dr. Welch.
(2)Ms. Rice has waived any participation in the compensation benefits available to the Company’s non-employee directors, except for customary reimbursement of expenses.
(3)Comprised of 150,001 shares subject to unvested time-based RSUs and 350,000 shares subject to performance share awards (at target level achievement), 150,000 of which had a performance goal that was not met as of completion of the applicable performance period ending at the end of fiscal 2023 and 200,000 of which had a performance goal based on fiscal 2024 performance.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information related to the fiscal 2023 compensation program and related decisions for our NEOs identified below.
Our Named Executive Officers
For fiscal 2023, our NEOs were the following:
•David W. Heard, our CEO;
•Nancy L. Erba, our CFO;
•David L. Teichmann, our Chief Legal Officer (“CLO”) and Corporate Secretary; and
•Nicholas R. Walden, our Senior Vice President, Worldwide Sales.
Fiscal 2023 Executive Compensation Program Overview
At the beginning of fiscal 2023, when a majority of executive compensation decisions were made, the Compensation Committee considered the performance of our company as we exited fiscal 2022 and the goals of achieving profitable revenue growth and non-GAAP Operating Income growth despite a challenging macroeconomic environment and the desire to return to a customary executive compensation framework as the world normalized from the COVID-19 pandemic. The decisions made reflected our continuing commitment to a strong pay-for-performance profile and supported accountability of our leadership team for our financial performance.
As indicated below, a significant portion of our executive compensation program is designed to align the compensation outcomes for our participating NEOs with performance against measurable objectives.
Executive Compensation Program Structure

Compensation Element (CEO/Average NEO Allocation of Elements in Target Total Direct Compensation)	Structure and Attributes

•Competitively set •Each NEO received a pay increase in FY’23
Base Salary (11% CEO/23% NEOs)

•Annual target bonuses are payable in cash
•2023 Corporate Bonus Plan funding level determined by non-GAAP Operating Income to emphasize achievement of profitable growth
•SVP, Worldwide Sales participates in the 2023 Corporate Bonus Plan but also a separate incentive plan tied to achievement of financial targets for bookings and non-GAAP product standard margin to emphasize bookings growth and profitable growth for the Company.

Target Annual Incentive (14% CEO/20% NEOs)

•Based on non-GAAP gross margin, an objective performance metric
•Vesting occurs when performance objective has been certified as having been achieved by the Compensation Committee for full fiscal year during performance period and time-based vesting requirement is met
•CEO received performance-based shares valued at 41% of target total direct compensation (55% of target long-term incentive ("LTI") value); other NEOs received performance-based shares valued at 28% of target total direct compensation (50% of target LTI value)

Long-Term Performance- Based Stock Awards (41% CEO/28% NEOs)

•Designed for long-term retention and to promote strong long-term stockholder alignment
•RSUs vest over three years, with one-third vesting after one year and then quarterly for the remaining two years
•CEO received RSUs valued at 34% and other NEOs received RSUs valued at 28% of target total direct compensation

Long-Term Time-Based RSU Awards (34% CEO/28% NEOs)

Pay-for-Performance Outcome in Fiscal 2023
During fiscal 2023, we continued to make progress toward achievement of our longer-term strategic goals despite a challenging macroeconomic environment. Under our fiscal 2023 executive compensation program, and consistent with our compensation policy promoting strong pay and performance alignment:
•Annual Corporate Bonus Plan incentives were earned between approximately 68.9% and 83.5% of target for each NEO;
•69.6% of the performance shares granted in 2021 became eligible to vest in 2024 based on performance during 2023;
•None of the performance shares granted in 2022 and 2023 became eligible to vest based on performance during 2023 and remain outstanding and eligible to be earned based on the level of achievement of the Company's longer-term strategic goals during the applicable performance period; and
•Realized compensation value for our CEO in fiscal 2023 was 41.2% of his target compensation (as further discussed below).
Pay-for-Performance with Respect to Fiscal 2023 CEO Compensation
We emphasize performance-based compensation for all of our NEOs, including in particular our CEO. The chart below displays the target total direct compensation (i.e., base salary, target cash incentive opportunity, and equity awards at target) of our CEO versus our CEO’s actual realized compensation during the most recent three fiscal years, as well as our stock price during that time period. Mr. Heard served as our CEO during fiscal 2021, 2022 and 2023. The target value of equity awards reflects the modeling value of such award based on an $8.00 per share reference price, which is used during the compensation modeling process and which differs from the value reported in the Summary Compensation Table provided further below. Actual realized compensation includes the base salary and any cash annual incentive earned during the year plus the sum of any RSUs and performance shares ("PSAs") that vested during the year, valued using the share price on the vesting date, which differs from the values shown in the Pay Versus Performance table provided further below given the specific requirements with respect to “compensation actually paid” under such table.

Chief Executive Officer Compensation and INFN Price
CEO Compensation ($M)
$8.0
$7.0
$6.0
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
Stock Price
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
$5.0
$5.3
$6.8
$3.6
$7.7
$3.2
2021
2022
2023
Target Compensation
Realized Compensation
INFN Share Price

As described above, our CEO target total direct compensation emphasizes compensation that aligns with investor interests, including an at-risk annual incentive opportunity and long-term vesting equity awards. When the Company’s performance is strong, our compensation programs are designed to reward executives with realized compensation that exceeds target through a combination of strong stockholder returns and performance that exceeds the targets approved for our short- and long-term incentive plans. Realized compensation for fiscal 2023 for our CEO was 41.2% of target. This reflected in part the depreciation in the value of equity awards granted in prior years but that vested during fiscal 2023, as the closing share price of our common stock decreased from $10.48 on December 31, 2020 (the start of the 3-year period detailed in the chart above) to a closing price of $4.75 on December 29, 2023 (which was the last trading day of our fiscal 2023). The forfeiture of the performance share awards granted in fiscal 2020 with a performance period ending in fiscal 2022 also contributed to the decline in the realized compensation for fiscal 2022 (see the section below titled

“Performance Share Awards” for more information regarding these performance share awards). As a result of our emphasis on pay-for-performance, the realized compensation of our CEO fell significantly below his target total direct compensation in fiscal 2022 and fiscal 2023, but was slightly above target in fiscal 2021. In furtherance of our pay-for-performance goals, 55% of Mr. Heard’s targeted equity awards in fiscal 2023 were also granted in the form of performance share awards.
Governance of Executive Compensation
Our executive compensation program includes the following executive compensation governance policies and practices:

Our executive compensation program is designed so that a significant portion of our NEO compensation is “at risk” based on corporate performance, as well as equity-based to more closely align the interests of our NEOs and stockholders.

Compensation At Risk

We maintain a compensation recovery policy that applies to our Section 16 Officers and certain other individuals and provides for recovery of both cash and equity incentive compensation under specified circumstances. Our policy is compliant with applicable Nasdaq listing rules and SEC regulations.

Compensation Recovery Policy

Our Insider Trading Policy prohibits all employees, including our NEOs, and Board members from hedging their Infinera common stock.
Anti-Hedging Policy

Our Insider Trading Policy prohibits our NEOs and Board members from pledging Infinera common stock as collateral for a loan.
Anti-Pledging Policy

Our executive compensation program is administered by the Compensation Committee, which consists solely of independent directors.
Fully Independent Compensation Committee

Our Section 16 Officers and Board members are subject to minimum stock ownership requirements.
Stock Ownership Policy

Our change of control agreements contain “double-trigger” arrangements that require a termination of employment without cause or a constructive termination of employment following a change of control of Infinera before payments and benefits are triggered, unless otherwise set forth in a specific equity award agreement.

“Double-trigger” Change of Control Arrangements

The Compensation Committee annually conducts a compensation risk assessment to determine whether our compensation arrangements, or components thereof, create risks that are reasonably likely to have a material adverse effect on Infinera.

Annual Compensation Risk Assessment

The Compensation Committee utilizes input from Compensia, an independent compensation consultant that is retained directly by the Compensation Committee and performed no services for Infinera during fiscal 2023 other than services provided to the Compensation Committee.

Independent Compensation Consultant Reporting Directly to Compensation Committee

Overview of Our Executive Compensation Program Philosophy and Process
Compensation Objectives and Philosophy
Our executive compensation program is designed to attract, retain, and reward talented executive officers and to motivate them to pursue our corporate objectives, while fostering the creation of long-term value for our stockholders. To achieve this mission, we take a “pay-for-performance” approach that forms the foundation for the design of our executive compensation program. The Compensation Committee also designs the various components of our executive compensation program to support our company culture and performance (i.e., increasing levels of accountability through the use of “at risk” pay for more senior level employees), current business priorities and strategy and product development cycles, and takes into consideration in its design the current market practices of our peer group. Further, certain elements of our compensation program measure progress on similar metrics in the short and long term and contain rewards for our executives that are earned when certain strategically important financial milestones are met and sustained. We believe this program is in the best interests of and aligned with our stockholders and maximizes the incentive for our employees and executive team to deliver stockholder value.
Advisory Vote on Fiscal 2023 Named Executive Officer Compensation—“Say-on-Pay” Vote
In 2023, stockholders were provided with the opportunity to cast an advisory (non-binding) vote on the compensation of our NEOs (a “say-on-pay” proposal) for fiscal 2022. Our stockholders overwhelmingly approved this say-on-pay proposal, with more than 98% of votes cast voting in favor of our executive compensation program. Noting the results of this vote, the Compensation Committee considered this stockholder approval when making compensation decisions for fiscal 2023 as well as fiscal 2024.
In light of the 2023 say-on-pay vote, the Compensation Committee maintained the consistent general approach to our executive officer compensation program for fiscal 2023. This included a continued emphasis on pay-for-performance through the use of performance shares that reward executive officers only if they deliver value for our stockholders.
The Compensation Committee will continue to consider input from our stockholders as reflected in the outcome of our annual say-on-pay vote when making executive compensation program decisions.
Compensation-Setting Process
Role and Authority of Compensation Committee. The Compensation Committee is responsible for our executive compensation program and all related policies and practices. The Compensation Committee has the responsibility to establish and approve the compensation of each of our executive officers, including our NEOs. In addition, the Compensation Committee reviews and administers our equity and employee benefit plans and programs, which are generally available to our employees, including our NEOs. The Compensation Committee also has the authority to engage its own advisors to assist it in carrying out its responsibilities, and the reasonable compensation for such advisor services is paid by Infinera.
Role of Compensation Consultant. During fiscal 2023, the Compensation Committee engaged the services of Compensia, a national compensation consulting firm, as its independent compensation consultant to provide advice on matters relating to the compensation of our executives and non-employee directors. Compensia attended several of the Compensation Committee’s meetings during fiscal 2023 and provided the Compensation Committee with an analysis of industry-sector competitive market data regarding NEO compensation, information on compensation trends, peer group and general market data, as well as assistance with the parameters used to determine the peer group, base salary, incentive plan design, equity compensation and the structure of our executive compensation program. During fiscal 2023, Compensia also provided general observations about our compensation programs and reviewed and provided input on this Compensation Discussion and Analysis section.
Compensia reports directly to the Compensation Committee. During fiscal 2023, Compensia interacted with management at the direction of the Compensation Committee but did not provide any other services for Infinera or its management team. Compensia’s fees in fiscal year 2023 were paid by Infinera. The Compensation Committee annually reviews the independence of its compensation consultant and during fiscal 2023 determined that there were no conflicts of interest in connection with Compensia’s work.
Determination of CEO Compensation. Compensia provides market data and considerations for the Compensation Committee regarding the amount and form of our CEO’s compensation. As part of this process, the Compensation Committee considers input from the Board and feedback from the Chair of the Board, in particular with respect to the performance of our CEO. After considering the feedback and recommendations received, all decisions regarding our CEO’s compensation are made by the Compensation Committee, based on its own judgment and after considering the interests of our stockholders, in executive sessions excluding our CEO.
Determination of Non-CEO NEO Compensation. As a result of his close working relationship with each of the other NEOs, our CEO is asked to provide his assessment of their performance to the Compensation Committee, including considerations regarding retention and importance of their contributions to Infinera. Our CEO is assisted by our Chief Human Resources Officer in making these assessments. Our CEO then presents his performance assessment of the other NEOs and makes formal recommendations to the Compensation Committee regarding adjustments to base salary, annual cash incentive award opportunities, and equity awards for our NEOs (other than himself). While the Compensation Committee considers the recommendations of our CEO in determining compensation for our other NEOs, ultimately its decisions are based on its own judgment and the interests of our stockholders. None of our NEOs makes any recommendations regarding his or her own compensation and none of our NEOs are present at meetings at the time their compensation is determined.
Executive Compensation Elements
We consider the following to constitute the key elements of our executive compensation programs. We believe each is necessary to attract, retain and motivate our executive officers, on whom our success largely depends.

Pay Element	Type	Form/Purpose

Base Salary	Fixed	We pay base salaries to attract, retain and motivate our executive officers for their day-to-day contributions.

Annual Incentive Compensation	Variable	We provide annual incentive cash compensation to link payments to the achievement of our annual financial and/or operational objectives.(1)

Long-Term Incentive Compensation	Variable
We provide long-term incentive compensation delivered in the form of time-based and performance-based equity awards to more closely align the interests of our executive officers with those of our stockholders and provide significant motivational and retention value to our executive officers.

________________
(1)In response to impacts from the COVID-19 pandemic, we cancelled this program for the second half of fiscal 2020 and all of fiscal 2021. In fiscal 2022, we fully reinstated an annual incentive cash compensation program for our CEO and CFO, and for our other NEOs, we treated fiscal 2022 as a transition year with 50% of the target value of their annual incentive compensation program issued in retention RSUs and 50% of the target value in cash. In 2023, the annual incentive cash compensation program was fully reinstated for all of our NEOs, with our SVP, Worldwide Sales participating as to 25% of his cash target value and also participating in a separate incentive compensation program as to 75% of his target value that was tied to achievement of new financial targets for bookings and non-GAAP product standard margin.
In addition, we also provide employee benefits that are generally available to all our employees including our NEOs, and certain severance and “double-trigger” change of control payments and benefits pursuant to change of control severance agreements entered into with our NEOs or our Executive Severance Policy in which NEOs participate, as described further below.
Allocation of Compensation Across Pay Elements
In determining how to allocate an NEO’s target total direct compensation opportunity among these various elements, the Compensation Committee considers market-competitive practices for companies of a similar size and with a comparable business focus. Individual retention considerations are also factored in the Compensation Committee’s final determination of target total direct compensation. Equity awards, which for fiscal 2023 consisted of awards of time-based RSUs and performance shares, represented the largest component of our NEOs’ target total direct compensation opportunity. This approach was designed to encourage sustained, long-term performance and to ensure closer alignment of the interests of our NEOs with those of our stockholders. Consistent with our “pay-for-performance” philosophy, a significant portion of our NEOs’ fiscal 2023 target total direct compensation opportunity was completely “at risk,” including 55% of Mr. Heard’s target total direct compensation opportunity. We define “at risk” compensation as opportunities for which vesting eligibility or payout is contingent upon achievement of specified performance conditions. In fiscal 2023, this included annual target incentive compensation under the 2023 Corporate Bonus Plan and performance share awards, where the value of performance shares is included in the charts below based on the grant date target value of shares awarded.
The following charts show the target total direct compensation mix for fiscal 2023 for Mr. Heard and our other NEOs, with the value of equity awards determined using grant date fair value.
Role of the Compensation Peer Group and Market Data
In making compensation decisions for our executive officers, the Compensation Committee reviews and analyzes competitive market practices using data prepared by Compensia that is drawn from a group of peer companies, as supplemented by data from the Radford Global Technology survey as not all peer companies provide publicly available data for each role.
In September 2022, the Compensation Committee reviewed the peer group used for executive compensation decision-making for purposes of fiscal 2023 compensation planning. The target selection criteria for the peer group identified in September 2022 and used for fiscal 2023 compensation planning were:
•Industry: companies in the communications equipment sector and Infinera’s direct competitors, as well as other companies in broader technology sectors, with a focus on companies that overlap with key elements of Infinera’s business;
•Annual Revenue: $726 million to $2.9 billion;
•Market Capitalization: $312 million to $5 billion; and
•Headquarters and Location: Companies that have headquarters in the U.S., with a preference for Bay Area-headquartered companies.
Our peer group for fiscal 2023 compensation planning consisted of the following companies:

ADTRAN Holdings, Inc. [ADTN]	MaxLinear, Inc. [MXL]
Advanced Energy Industries, Inc. [AEIS]	NETGEAR, Inc. [NTGR]
Calix, Inc. [CALX]	NetScout Systems, Inc. [NTCT]
Ciena Corporation [CIEN]	OSI Systems, Inc. [OSIS]
Cirrus Logic, Inc. [CRUS]	Ribbon Communications Inc. [RBBN]
Diodes Incorporated [DIOD]	Synaptics Incorporated [SYNA]
Extreme Networks, Inc. [EXTR]	ViaSat, Inc. [VSAT]
Lumentum Holdings Inc. [LITE]	Viavi Solutions Inc. [VIAV]

Due to the limited data available from the peer group with respect to the roles of certain of our NEOs, the Compensation Committee also reviewed market data prepared by Compensia that was derived from the Radford Global Technology survey to supplement the available peer group data in determining the compensation of Mr. Teichmann, our Chief Legal Officer and Mr. Walden, our Senior Vice President, Worldwide Sales. The Compensation Committee reviewed data from the Radford Global Technology survey in the aggregate and did not review data of any specific companies comprising such survey. In this discussion, where we refer to “market” levels of pay and the “market data,” we are referring to the combined compensation peer group and survey data described above that were then in effect and applicable to our NEOs.
Use of Market Data
For its fiscal 2023 compensation decisions, the Compensation Committee continued to maintain a holistic and flexible approach in its use of market data. The Compensation Committee’s goal is generally to set all elements of compensation to be competitive, using a balanced approach that does not use rigid percentiles to target pay levels for each compensation element, but instead makes its compensation decisions based on a variety of relevant factors, including those listed below. While the Compensation Committee continues to review and reference market data, the data generally is used to inform the Compensation Committee of market practices to ensure that our executive compensation program remains generally competitive with our peers. In addition to the market data, several other factors are taken into account in setting the amount of each NEO’s target total direct compensation opportunity. These factors include:

The Compensation Committee reviews existing NEO compensation and retention levels relative to estimated replacement cost with respect to the scope, responsibilities and skills required of the particular position.

Recruitment, retention and historical factors

Compensation data for some of our key positions are often not explicitly reported by companies in our compensation peer group or survey data. This results in limited sample sizes and/or inconclusive data that can be misleading if targeting a specific percentile for market positioning.

Lack of directly comparable data for some of our key roles

Certain elements of compensation reported from one source can be consistently higher or lower than the data collected from another, given differences in methods and samples used by each source to collect market data. Given this variability and volatility within the market data, the Compensation Committee has determined that targeting pay levels at specific percentiles of this data could result in outcomes that do not align with the internal value and strategic importance of various roles at Infinera.

Market positioning may be distorted by the source of the data

As discussed below, the Compensation Committee also considers several qualitative factors.
Desire to account for other factors not captured in the market data

Relevant Qualitative Factors
In addition to our uses of competitive market data as described above, the Compensation Committee considers a range of subjective and qualitative factors when making compensation decisions for our NEOs, including:
•The role the executive officer plays and the importance of such individual’s contributions to our ability to execute on our business strategy and to achieve our strategic objectives;
•Each executive officer’s tenure, skills and experience;
•The responsibilities and particular nature of the functions performed or managed by the executive officer;
•Our CEO’s recommendations and his assessment of each executive officer’s performance (other than his own performance), and with respect to the CEO’s performance, assessment and input by the Board including feedback from the Chair of the Board;
•The value of unvested equity awards held by each executive officer and in comparison to other members of our executive management team and senior employees;

•Internal pay equity across the executive management team;
•The impact of our compensation decisions on key financial and other measures such as our equity award “burn rate”;
•Our overall performance as compared to internal plans and external benchmarks;
•The potential impact on stockholder dilution of our compensation decisions relative to peers and historical practices; and
•Competitive labor market pressures and the likely cost, difficulty and impact on our business and strategic objectives that would be encountered in recruiting a replacement for the role filled by each of our NEOs.
The Compensation Committee does not assign relative weights or rankings to any of these factors and does not solely use any quantitative formula, target percentile or multiple for establishing compensation among the executive officers or in relation to the market data. Instead, the Compensation Committee relies upon its members’ knowledge and judgment in assessing the various qualitative and quantitative inputs it receives regarding each individual and makes compensation decisions accordingly.
Fiscal 2023 Compensation
Base Salaries
For fiscal 2023, the Compensation Committee reviewed the base salaries in March 2023 for each of our NEOs. After considering market data provided by Compensia and taking into account each NEO’s respective individual performance during this period, the Compensation Committee approved increases to the base salaries for the NEOs as shown in the table below. The Compensation Committee did not consider these increases to be material changes for any of the NEO’s base salaries.
The following table shows the annual base salary for each of our NEOs for fiscal 2022 and fiscal 2023.

Name	Fiscal 2022 Annual Base Salary ($)	Fiscal 2023 Annual Base Salary ($)(1)
David W. Heard	700,000	758,000
Nancy L. Erba	475,000	500,000
David L. Teichmann	415,000	445,000
Nicholas R. Walden (2)	420,000	430,000(2)
_________________
(1)2023 annual base salary increases became effective as of July 1, 2023.
(2)In August 2023, Mr. Walden relocated from the United States to the UK. Following such relocation, Mr. Walden received his salary in Pound Sterling (“GBP”). The salary amount paid to Mr. Walden in GBP was determined by converting into GBP his annual salary amount stated above in United States Dollars (“USD”) using the exchange rate of 1.286 USD to 1 GBP.
Annual Incentive Compensation
Target Bonus Opportunities. In March 2023, the Compensation Committee reviewed the target bonus opportunities (which are expressed as a percentage of base salary) for fiscal 2023 for each of our NEOs, and determined that the target bonus opportunity for our CEO, CFO and CLO would remain the same in fiscal 2023 as in fiscal 2022 and that the target bonus opportunity for our Senior Vice President, Worldwide Sales would be increased as set forth in the table below for fiscal 2023. In considering the target bonus opportunities for our NEOs, the Compensation Committee considered the competitive market data provided by Compensia and its desire to provide appropriate competitive compensation to our NEOs given their critical leadership roles. In the case of Mr. Walden, the Compensation Committee determined to increase his target bonus opportunity from 90% to 100% of base salary. The Compensation Committee believed it would be appropriate to provide additional incentive under his bonus opportunity to further emphasize achievement of the Company’s profitable growth, in further alignment of pay versus performance for an important financial performance objective for the Company.

The following table shows the annual target bonus opportunities for each of our NEOs for fiscal 2022 and fiscal 2023. In addition, the Compensation Committee approved a variable cash compensation program for Mr. Walden for fiscal 2023.

	Target Bonus Opportunity as a Percentage of Base Salary
Name	Fiscal 2022 Target Bonus	Fiscal 2023 Target Bonus
David W. Heard	125%	125%
Nancy L. Erba	90%	90%
David L. Teichmann	75%	75%
Nicholas R. Walden(1)	90%	100%
_________________
(1)For fiscal 2023, Mr. Walden’s total target bonus of 100% of base salary was split with 25% of his target value tied to the 2023 Corporate Bonus Plan and 75% of his target value tied to achievement under the Walden 2023 Variable Compensation Program. Please see below for information regarding the Walden 2023 Variable Compensation Program.
2023 Bonus Plan Design. In March 2023, the Compensation Committee approved a 2023 corporate bonus plan (the “2023 Corporate Bonus Plan”) that was applicable to our NEOs. The Company’s non-GAAP Operating Income achievement in fiscal 2023 was used to determine the plan’s funding level. The Compensation Committee determined that this financial performance objective supported the Company’s objectives for profitable growth. If the Company achieved the target level of non-GAAP Operating Income of $98.3 million for fiscal 2023, the 2023 Corporate Bonus Plan would be funded at 100%. If the Company achieved the threshold level of non-GAAP Operating Income of $78.6 million for fiscal 2023, the 2023 Corporate Bonus Plan would be funded at 80%. There was no guaranteed minimum funding under the plan if the threshold is not met. If the Company achieved above the target level of non-GAAP Operating Income of $98.3 million for fiscal 2023, then 50% of each additional dollar of non-GAAP Operating Income would be added to the bonus funding level. Although the Compensation Committee did not set a maximum level of non-GAAP Operating Income under the 2023 Corporate Bonus Plan, it retains authority to increase, reduce or eliminate any bonus award, and to increase, reduce or eliminate any amount allocated to the bonus pool. The Compensation Committee reserves such discretion in order to take into consideration any other relevant factors in determining bonus payouts, such as overall Company performance, functional performance, individual performance, financial considerations, or any other internal or external factors that it deems appropriate. Based on such other factors, bonus payouts may be adjusted up or down to pay out at a higher or lower level than otherwise would become payable based solely on achievement of non-GAAP Operating Income.
For fiscal 2023, each of our NEOs participated in the 2023 Corporate Bonus Plan. Mr. Walden’s participation in the 2023 Corporate Bonus Plan was limited to 25% of his total target bonus opportunity. With respect to the remaining 75% of his total target bonus opportunity, Mr. Walden participated in a separate variable compensation program, as discussed below under the “Walden 2023 Variable Compensation Program.”
2023 Bonus Plan Results. The Compensation Committee considered the Company’s actual achievement level of non-GAAP Operating Income of $87.2 million, which otherwise would result in achievement at the 88.7th percentile funding for the 2023 Corporate Bonus Plan. In determining funding as well as payout for the NEOs, the Compensation Committee considered additional factors, including that the Company’s revenue for fiscal 2023 was $1,614.1 million, which was below our expectations. Further, the Company’s bookings for fiscal 2023 were below our expectations. Given these additional factors relating to the Company’s overall performance for the year, and notwithstanding the achievement level of non-GAAP Operating Income, the Compensation Committee believed it appropriate to apply negative discretion for funding bonuses under the 2023 Corporate Bonus Plan and resolved to approve funding at 83.5% of target. The Compensation Committee further considered departmental function objectives and performance with respect to financial goals overall for the Company and applied discretion to reduce Ms. Erba’s bonus amount to approximately 68.9% of her target. The following table sets forth the payouts that will be paid to our NEOs during the second fiscal quarter of 2024 under the 2023 Corporate Bonus Plan. For a reconciliation of GAAP to non-GAAP Operating Income for fiscal 2023 referenced above or elsewhere in this report, please see Appendix A.

Name	Bonus Amount Earned ($)(1)
David W. Heard	791,163
Nancy L. Erba	309,994
David L. Teichmann	278,681
Nicholas R. Walden	89,762
_________________
(1)     Mr. Walden's bonus amount is stated in USD using the exchange rate of 1.286 USD to 1 GBP. Payout of his bonus will be in GBP under our UK payroll.
The Compensation Committee also determined that the annual incentive compensation for our NEOs under the 2023 Corporate Bonus Plan would be payable entirely in cash.
The Compensation Committee decided it was appropriate that the annual incentive compensation for our NEOs with respect to fiscal 2023 would be fully at risk and payable in cash based on achievement of the target goal given their ability to drive the Company’s financial performance. This completed the transition started in fiscal 2022 of all of our NEOs back to a more customary executive compensation framework continuing to emphasize closer alignment between the interests of our NEOs and those of our stockholders.
Walden 2023 Variable Compensation Program. In March 2023, the Compensation Committee approved a fiscal 2023 variable compensation program for Mr. Walden (the “2023 Walden Variable Plan”). Under the 2023 Walden Variable Plan, 75% of Mr. Walden’s total target bonus opportunity for fiscal 2023 is tied to achievement of financial targets for bookings and non-GAAP product standard margin (the “Walden Financial Goals”). With respect to the Walden Financial Goals under the 2023 Walden Variable Plan, the achievement of the bookings objective is weighted at 50% and the achievement of the non-GAAP product standard margin objective is weighted at 50%. The Compensation Committee believed that these objectives, as well as Mr. Walden’s participation in the 2023 Walden Variable Plan in addition to his participation in the 2023 Corporate Bonus Plan, would be appropriate given Mr. Walden’s critical role leading the Company’s efforts in driving revenue, and for focusing efforts on our profitable revenue growth by emphasizing bookings, which are closely correlated with revenue balancing, and non-GAAP product standard margin, which is an important measure of the Company’s business success.

	Bookings Minimum Threshold	Bookings Target	Bookings Maximum	Non-GAAP Product Standard Margin Threshold	Non-GAAP Product Standard Margin Target	Non-GAAP Product Standard Margin Maximum
Amount	$1.7 billion	$1.9 billion	$2.1 billion	$660.1 million	$680.4 million	$707.5 million
Funding % of Target	35%	100%	200%	70%	100%	200%
Actual Results		$1.4 billion			$640.7 million
Achievement between the minimum threshold and the target level would be determined based on linear interpolation. The maximum payout potential with respect to each of the bookings and non-GAAP product standard margin objectives was set at 200%, with achievement between the target level and the maximum payout potential determined based on linear interpolation.
We did not achieve the minimum threshold for the bookings or the non-GAAP product standard margin objectives under the 2023 Walden Variable Plan. The CEO recommended that the Compensation Committee use discretion to provide a partial payout with respect to the non-GAAP product standard margin achievement result in recognition of the significant year-over-year improvement in non-GAAP product standard margin during fiscal 2023. After careful consideration of the contribution of the Company’s improvement in non-GAAP product standard margin to the Company’s performance, the Compensation Committee approved the use of discretion to approve a partial payout of $66,564 or 41.28% of the target payout, attributable solely to the non-GAAP product standard margin objective. This payout amount was determined by applying linear interpolation between the target and actual amount of non-GAAP product standard margin achieved. For a reconciliation of GAAP to non-

GAAP product standard margin for fiscal 2023 referenced above or elsewhere in this report, please see Appendix A.
Fiscal 2024 Bonus Plan. In March 2024, the Compensation Committee approved a fiscal 2024 Bonus Plan (the “2024 Corporate Bonus Plan”), which will be payable in cash. Mr. Walden will participate in the 2024 Corporate Bonus Plan as to 50% of his target incentive opportunity and will also participate in a separate incentive compensation program as to 50% of his target value that is tied to achievement of new financial targets for bookings and standard margin, measured on a non-GAAP basis. The Compensation Committee determined to shift a greater percentage of Mr. Walden’s target incentive compensation to be allocated to his participation in the 2024 Corporate Bonus Plan (as compared to the prior fiscal year) to further enhance alignment with the rest of the executive team.
Long-Term Incentive Compensation
Our long-term incentive compensation opportunities are delivered in the form of equity awards. Under the Company's 2016 Equity Incentive Plan (the "2016 Plan"), the Compensation Committee grants equity awards to eligible employees, including our NEOs. All awards to our NEOs were made pursuant to the 2016 Plan. Annual equity awards for NEOs are generally approved by the Compensation Committee during the first open trading window of each new calendar year. The Compensation Committee actively monitors our annual aggregate equity utilization as measured by our burn rate.
Equity Compensation Design. The Compensation Committee believes that it is in the best interests of the Company and our stockholders to grant a combination of time-based and performance-based equity awards to senior level employees, including our NEOs. It also believes that our performance-based equity awards foster a “pay-for-performance” culture and multi-year vesting schedules create longer-term incentives that maintain alignment of the interests of our NEOs with those of our stockholders. Our NEOs benefit from these equity awards based on our sustained performance over time and the ability of our NEOs to create the results that drive stockholder value.
In determining the appropriate mix of such equity awards, the Compensation Committee considered how each equity vehicle supports our compensation strategy as follows:

Type of Award	Description	Why It Is Used
Performance Share Award ("PSA" or "PSU")
•Provides the opportunity to earn shares of Infinera common stock upon the achievement of pre-established performance objectives.
•If the threshold performance level is not achieved, the entire portion of the award tied to such performance objective is forfeited.

•Supports pay-for-performance philosophy.
•Increases alignment with interests of stockholders.
•Supports retention and succession planning.
•Provides a direct incentive for future performance.
•Useful in recruiting new executives.

Restricted Stock Unit Award ("RSU")
•Provides the opportunity to earn a specified number of shares of Infinera common stock subject to the participant’s continued employment for a specified period.
•Typically has a three-year or four-year vesting period to encourage a long-term perspective and to encourage key employees to remain at Infinera.

Target Award Size. In determining the size of these annual equity awards, the Compensation Committee considered the factors described above in the sections entitled “Use of Market Data” and “Relevant Qualitative Factors,” with particular attention to market data, internal equity considerations, the potential dilutive impact of the equity awards, and the amount and value of unvested equity awards held by each of our NEOs. For our CEO, the Compensation Committee also considered his tenure and performance in the role in determining the size of his annual equity awards. The Compensation Committee believed a combination of time-based and performance-based equity awards promote close alignment of the interests of our NEOs with those of our stockholders.
For fiscal 2023, the Compensation Committee first determined the target value of long-term incentive compensation for each executive. The number of RSUs and performance shares granted to each executive was then determined based on an assumed stock price of $8.00 per share and assuming a 55% allocation of target value into performance shares for Mr. Heard, our CEO, and a 50% allocation of target value into performance shares for our other NEOs. Due to Mr. Heard’s significant responsibilities in leading the Company and executing on our business strategy, the Compensation Committee believed it appropriate for the mix of Mr. Heard’s equity awards to be more heavily weighted toward performance shares as compared to the other NEOs. The Compensation Committee determined to utilize an $8.00 per share reference price in order to facilitate the equity planning process, which was set after considering recent stock price history and volatility at a price per share that was projected to be higher than the stock price per share at the date of grant. The actual grant date value for these equity awards was below $8.00 per share, and as a result, the target value approved by the Compensation Committee differs from the value of equity reported in the Summary Compensation Table set forth on page 155 below. The following table sets forth the fair market value of each award granted to our NEOs in March 2023 on the basis of the $8.00 per share reference price used by the Compensation Committee and the actual grant date per share value.

	Grant Date	Performance Shares Granted (#)	Value of Performance Shares Based on $8.00 Per Share Reference Price ($)	Grant Date Fair Value of Performance Shares ($)(1)	RSUs Granted (#)	Value of RSUs Based on $8.00 Per Share Reference Price ($)	Grant Date Fair Value of RSUs ($)(1)
David W. Heard	3/13/2023	412,500	3,300,000	2,825,625	337,500	2,700,000	2,311,875
Nancy L. Erba	3/9/2023	117,500	940,000	867,150	117,500	940,000	867,150
David L. Teichmann	3/9/2023	57,500	460,000	424,350	57,500	460,000	424,350
Nicholas R. Walden	3/9/2023	65,000	520,000	479,700	65,000	520,000	479,700
_________________
(1)The fair market value of our common stock (based on the closing sale price) was $7.38 per share for awards granted on March 9, 2023 and $6.85 per share for awards granted on March 13, 2023.
Fiscal 2023 Equity Awards. In March 2023, the Compensation Committee granted annual equity awards for fiscal 2023 in the form of a time-based RSU award and a performance share award to each of our NEOs. The following table sets forth the equity awards granted to our NEOs in March 2023.

Name	Number of Shares Subject to 2023 RSU Awards(1)	Number of Shares Subject to 2023 Performance Share Awards (at Target)
David W. Heard	337,500	412,500
Nancy L. Erba	117,500	117,500
David L. Teichmann	57,500	57,500
Nicholas R. Walden	65,000	65,000
________________
(1)The RSU awards vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2024, and one-twelfth of the underlying shares vesting quarterly thereafter, in each case subject to the NEO’s continued service to the Company through the applicable vesting date.
Performance Share Awards
Determining the Performance Goal. In determining the performance criteria for the 2023 performance share awards (also referred to as "PSAs" or "PSUs") for our NEOs, the Compensation Committee considered the importance of growing our margins. The Compensation Committee also considered that the performance share awards should be designed to work in concert with grants made in previous years that will have overlapping performance cycles with the awards granted in 2023. Fiscal 2021 awards were structured to encourage executives to accelerate our profitable revenue growth combined with non-GAAP Operating Income growth. Fiscal 2022 awards were structured to encourage executives to focus on profitability, to accelerate the

Company’s external pluggables sales and to accelerate cost savings from using the Company’s pluggables in our products.
Performance Criteria. Accordingly, the Compensation Committee decided the fiscal 2023 performance share awards would be subject to a performance goal relating to non-GAAP gross margin (the “2023 PSA”). The performance period of the 2023 PSAs covers the three years of fiscal 2023 through fiscal 2025 (the “2023 PSA Performance Period”) and the 2023 PSA requires achievement of a non-GAAP gross margin goal at a specified level (the “2023 PSA Goal”) during the 2023 PSA Performance Period, as further explained below. We estimate that the achievement of the 2023 PSA performance goals will be challenging but possible based on effective execution of and focus on our long-term business model during the 2023 PSA Performance Period.
In establishing the performance goals for our NEOs under the 2023 PSA, the Compensation Committee reflected that the prior awards included goals targeted at specific financial objectives that ultimately tie to stockholder value, and that the 2023 awards should as well. The Compensation Committee believes the overlapping, multiyear performance period design provides our NEOs with significant incentives to achieve various objectives that are important for our long-term success.
Achievement and Vesting. If the non-GAAP gross margin is certified by the Compensation Committee to be at a certain percentage level for the last year of the 2023 PSA Performance Period, fiscal 2025 (the “Minimum Threshold”), then 50% of the target number of shares will become eligible shares. If the non-GAAP gross margin is certified by the Compensation Committee to be at a higher specified percentage level for fiscal 2025 (the “Target Threshold”), then 100% of the target number of shares will become eligible shares. If the non-GAAP gross margin is certified by the Compensation Committee to be at a higher specified percentage level for fiscal 2025 (the “Maximum Threshold”), then 150% of the target number of shares will become eligible shares. If the Minimum Threshold is not attained, then no shares will become eligible shares. If non-GAAP gross margin for fiscal 2025 is certified by the Compensation Committee to be between the Minimum Threshold and the Target Threshold, then the percentage of shares that become eligible shares will be determined by applying linear interpolation between the Minimum Threshold and the Target Threshold. If non-GAAP gross margin for fiscal 2025 is certified by the Compensation Committee to be between the Target Threshold and the Maximum Threshold, then the percentage of shares that become eligible shares will be determined by applying linear interpolation between the Target Threshold and the Maximum Threshold. The number of shares that become eligible shares may not exceed 150% of the target number of shares. Shares that become eligible for fiscal 2025 performance will vest upon the applicable certification date, subject to the NEO remaining a service provider through the applicable vesting date. If non-GAAP gross margin is certified by the Compensation Committee to be at the Target Threshold level or greater for the second year of the 2023 PSA Performance Period, for fiscal 2024 (“Early Achievement”), then 150% of the target shares will become eligible shares and 2/3 of such eligible shares will vest on such certification date and the remaining 1/3 of eligible shares will vest on the last day of fiscal 2025, subject to the NEO remaining a service provider through the applicable vesting date.
In the event a change in control occurs during the 2023 PSA Performance Period but after fiscal 2024, the Compensation Committee will complete a certification for fiscal 2024 to the extent a certification has not yet been completed, and no later than immediately prior to the change in control. In the event of a change in control that occurs during the 2023 PSA Performance Period and none of the shares have become eligible shares, then 100% of the target shares will have their vesting accelerated as of immediately prior to the change in control, provided that the NEO remains a service provider through the date of the change in control. In the event of a change in control that occurs during the 2023 PSA Performance Period but shares have already become eligible shares pursuant to Early Achievement, then 100% of the shares will become eligible shares and will have their vesting accelerated as of immediately prior to the change in control, provided that the NEO remains a service provider through the date of the change in control.
Outstanding Performance Share Awards Granted in Prior Fiscal Years. The following table provides information regarding outstanding performance share awards granted prior to fiscal 2023 that were eligible to be earned in fiscal 2023 by our NEOs based on the achievement of performance with respect to the objectives underlying such performance share awards.

Name	Fiscal Year of Grant		Total Number of Performance Shares Remaining at Target (#)	Target Number of Shares that Could Vest for Fiscal 2023 Performance Period (#)	Maximum Number of Shares that Could Vest for Fiscal 2023 Performance Period (#)	Actual Number of Shares Vested for Fiscal 2023 Performance Period (#)
David W. Heard	2021	(1)	258,000	258,000	258,000	179,567	(2)
	2022	(3)	346,666	346,666	346,666	0	(4)
Nancy L. Erba	2021	(1)	60,000	60,000	60,000	41,760	(2)
	2022	(3)	92,500	92,500	92,500	0	(4)
David L. Teichmann	2021	(1)	50,000	50,000	50,000	34,800	(2)
	2022	(3)	55,000	55,000	55,000	0	(4)
Nicholas R. Walden	2021	(1)	55,000	55,000	55,000	38,279	(2)
	2022	(3)	64,000	64,000	64,000	0	(4)
_________________
(1)In fiscal 2021, the Compensation Committee granted to the NEOs in the table above a performance share award (the “2021 PSA”) with two sets of performance goals that could be earned during fiscal 2021 through fiscal 2023 (the “2021 PSA Performance Period”), with each set of goals covering one-half of the 2021 PSA (each such half, a tranche). The goals applicable to the first tranche, included both an operating income goal, measured on a non-GAAP basis over a full fiscal year during the performance period, and a revenue goal, measured over a full fiscal year during the performance period. If for a fiscal year, the operating income goal for the first tranche was achieved at $50 million or greater and the revenue goal was achieved at $1.66 billion or greater, then 100% of such tranche (half of the 2021 PSA) becomes eligible to vest. Alternatively, if in fiscal 2023, the operating income goal is achieved at $50 million or greater and the revenue goal is achieved at $1.56 billion or greater, then 50% of such tranche will become eligible to vest (and linear interpolation is applied with respect to achievement of revenue between $1.56 and $1.66 billion). The second tranche required an operating income goal, measured on a non-GAAP basis over a full fiscal year during the performance period, to be achieved at $116 million or greater for 100% of such tranche (half of the 2021 PSA) to become eligible to vest Alternatively, if in fiscal 2023, the operating income goal for the second tranche was achieved at $78 million or greater, then 50% of such tranche will become eligible to vest (and linear interpolation is applied with respect to achievement of operating income between $78 million and $116 million). For purposes of the 2021 PSA, non-GAAP Operating Income was calculated by excluding from the Company’s GAAP operating income the following: acquisition-related deferred revenue adjustment, stock-based compensation expense, amortization of acquired intangible assets, acquisition and integration costs, restructuring and other related costs, inventory related charges, global distribution center transition costs, warehouse fire loss (recovery) and litigation charges.
(2)In May 2024, following approval by the Audit Committee of the Company’s fiscal 2023 non-GAAP Operating Income achieved of $87.2 million, and revenue achieved of $1,614.1 million, the Compensation Committee certified that (i) based on the achievement level of the goals for the first tranche of the 2021 PSA,77.06% of the shares subject to the 2021 PSA became eligible to vest and 22.94% of the shares subject to the 2021 PSA were forfeited; and (ii) based on the level of achievement of the goal for the second tranche of the 2021 PSA, 62.14% of the shares subject to the 2021 PSA became eligible to vest and 37.86% of the shares subject to the 2021 PSA were forfeited. For a reconciliation of GAAP to non-GAAP Operating Income for fiscal 2023 referenced above or elsewhere in this report, please see Appendix A.
(3)In fiscal 2022, the Compensation Committee granted to the NEOs in the table above a performance share award (the “2022 PSA”) that would be subject to two performance goals, each covering one-half of the fiscal 2022 PSA (each such half, a tranche). The first tranche was subject to the requirement that a GAAP net income goal be achieved at a specified level for a full fiscal year during a performance period covering fiscal 2023 through fiscal 2024. Upon achievement of the performance during the performance period, 100% of the shares subject to the first tranche will become eligible to vest. If the GAAP net income goal is not achieved at such specified level during the performance period, then none of the shares subject to the first tranche would become eligible to vest. The second tranche of the 2022 PSAs was subject to a requirement to achieve a specified level of gross profit dollars determined in accordance with GAAP generated by revenue from external sales of our pluggables and by cost savings resulting from use of our pluggables in our products during the performance period covering fiscal 2022 through fiscal 2024. If the total amount from these gross profit dollars meets a threshold level during the relevant performance period, then 100% of the shares subject to the second tranche will become eligible to vest. If the gross profit dollars meets a lower specified level or greater during the relevant performance period, then 25% of the shares subject to the second tranche will become eligible to vest. If the gross profit dollar amount does not meet this lower specified level during the relevant performance period, then none of the shares subject to the second tranche would become eligible to vest. We estimate that the achievement of the goals under the 2022 PSAs would be challenging but possible based on effective execution of and focus on our long-term business model during the respective performance periods.

(4)We did not achieve the performance objectives for the 2022 PSA during fiscal 2023. As a result, as of the end of fiscal 2023, the target number of shares subject to the 2022 PSA remain eligible to be earned and vest during the applicable performance periods.
Employee Benefits and Perquisites
Generally, our NEOs are only eligible to receive the same benefits as our U.S. salaried employees. Upon relocation to the UK in 2023, Mr. Walden has received our standard UK benefits package applicable generally to our other full-time employees based in the UK. Infinera and the Compensation Committee believe this approach is reasonable and consistent with the overall compensation objectives to attract and retain employees. For our NEOs based in the U.S., these benefits include medical, dental, vision and disability benefits, a Section 401(k) plan, and other plans and programs, including the 2007 ESPP, made available on a broad basis to other eligible employees. We provide a matching contribution of up to $2,500 under the Section 401(k) plan that is applicable to all eligible participants, including our NEOs other than Mr. Walden following his relocation. Mr. Walden’s benefits in the UK include similar benefits to the other NEOs except for the Section 401(k) plan. Mr. Walden is eligible for a UK Pension plan similar to other UK employees plus other plans and programs, including the 2007 ESPP, made available on a broad basis to other eligible employees based in the UK. Employee benefits and perquisites are reviewed periodically to ensure that benefit levels remain competitive but are not included in the Compensation Committee’s annual determination of the total compensation for each of our NEOs.
All exempt U.S. employees, at any U.S. work location, participate in our “As Needed” Flexible Time-Off (“FTO”) Program providing flexible time off. Under this program, these employees may schedule FTO as they see fit and as business necessity allows, although they must continue to meet all job expectations and remain responsible for ensuring appropriate coverage for the time they will be out of the office. Under this program, FTO does not accrue for these employees. The FTO Program is not available in the UK, and Mr. Walden receives the standard UK vacation benefits.
From time to time, Infinera may provide other benefits based on the particular circumstances and any business needs (for example, in order to recruit an individual to join the Company or retain key employees).
In 2023, Infinera agreed to pay up to $238,000 in relocation costs for Mr. Walden, SVP, Worldwide Sales, in connection with his move to the UK on the basis of our belief that such relocation would strengthen Infinera’s strategic focus on improving global sales coverage in key markets outside of North America. Please see footnote 5 to the Summary Compensation Table set forth on page 155 below for the lower total amount of relocation costs actually paid by Infinera in 2023.
Additional Information Regarding Our Compensation Practices
The estimated payments and benefits that would be received by each NEO in connection with a qualifying termination of employment, as described immediately below, are presented in the section entitled “Estimated Payments and Benefits upon Termination, Change of Control or Death/Disability” below.
Change of Control Payments and Benefits
The Compensation Committee considers maintaining a stable and effective management team to be essential to protecting the best interests of Infinera and its stockholders. Accordingly, Infinera has entered into Change of Control Agreements (the “COC Agreements”) with each of our NEOs to encourage their continued attention, dedication and continuity with respect to their roles and responsibilities without the distraction that may arise from the possibility or occurrence of a change of control of Infinera. The current terms of these COC Agreements are included below.
An NEO will receive payments and benefits under the COC Agreement only if his or her employment is terminated without “cause,” or by him or her as a result of a “constructive termination” (as more fully described in the section entitled “Estimated Payments and Benefits upon Termination, Change of Control or Death/Disability” below), beginning on the date three months prior to the first change of control to occur following the effective date of the COC Agreement and ending on the date 18 months following a change of control of Infinera. The Compensation Committee believes that this “double-trigger” structure provides an appropriate balance between the corporate objectives described above and the potential compensation payable to each NEO upon a change of control. The Compensation Committee also believes that should Infinera engage in any discussions or negotiations relating to a change of control that the Board believes is in the best interests of our stockholders, these COC Agreements will help to ensure that our NEOs remain focused on the consummation of such potential transaction, without significant distraction or concern regarding their personal circumstances, such as continued employment.

The following terms apply with respect to each of the NEOs if Infinera undergoes a change of control and the NEO’s employment is terminated without cause or as a result of a constructive termination during the Change of Control Period (that is, the period beginning three months prior to, and ending eighteen months after, a change of control), subject to such individual entering into and not revoking a release of claims in our favor within 60 days of the termination date:
•100% of all outstanding equity awards will vest (awards based on the achievement of performance criteria will vest as to 100% of the amount of the award assuming the performance criteria have been achieved at target levels, unless otherwise provided in the agreement relating to such performance-based award);
•Our CEO will be paid a lump sum severance payment (less applicable tax withholdings) equal to two times his annual base salary and our other NEOs will be paid a lump sum severance payment (less applicable tax withholdings) equal to one and one-half times their annual base salary;
•Our CEO will be paid a lump sum severance payment (less applicable tax withholdings) equal to two times his annual target incentive bonus amount and our other NEOs will be paid a lump sum severance payment (less applicable tax withholdings) equal to one and one-half times their annual target incentive bonus amount; and
•Our CEO will be reimbursed for premiums under COBRA for a period of up to 24 months and our other NEOs will be reimbursed for premiums under COBRA for a period of up to 18 months.
Each COC Agreement will have an initial term of three years commencing on the effective date of such COC Agreement. On the third anniversary of the effective date, such COC Agreement will renew automatically for an additional, one-year term unless either party provides the other party with written notice of non-renewal at least one year prior to the date of automatic renewal.
In addition, the award agreements of certain performance share awards granted to our NEOs specify additional terms that apply to such awards in the event of our change in control. These additional terms are described below on page 164 in the section titled “Estimated Payments and Benefits Upon Termination, Change Of Control Or Death/Disability.”
Executive Severance Policy
In addition to the change of control-related payments and benefits discussed above, the Compensation Committee has taken appropriate steps to provide competitive post-employment compensation arrangements that promote the continued attention, dedication and continuity of the members of our senior management team, including our NEOs, and enable us to continue to recruit talented senior executive officers. Accordingly, the Compensation Committee has adopted an executive severance policy, under which the following severance payments and benefits will become payable if the employment of one of our NEOs is terminated by us without “cause” (as defined in the policy) subject to such individual entering into and not revoking a release of claims in our favor:
•Our CEO will be paid a lump sum severance payment equal to one and one-half times his annual base salary, and our other NEOs will be paid a lump sum severance payment equal to their annual base salary; and
•Our CEO will be reimbursed for premiums under COBRA for a period of 18 months, and our other NEOs will be reimbursed for premiums under COBRA for a period of 12 months.
If an NEO’s employment with Infinera is less than one year, the amount of severance payable to such individual will be equal to the lesser of (x) the base salary paid to such individual during his or her period of employment, or (y) the severance amount set forth above.
Acceleration of Equity Awards upon Death or Disability
In addition, all awards granted under our equity incentive plans permit accelerated vesting in the event of termination of service due to an employee’s death or terminal illness (with exceptions in certain circumstances). Because we do not have any policy with respect to severance payments or benefits in the event of an employee’s death or disability other than certain disability and life insurance benefits generally available to our employees, the Compensation Committee believes that in the event of an employee’s death or terminal illness, it would be appropriate to provide the accelerated vesting of his or her RSU awards and performance share awards at target.

Equity Award Subcommittee
The Compensation Committee has delegated to a subcommittee (the “Subcommittee”) the authority to grant new hire, retention, promotion and consultant equity awards to non-executive employees pursuant to certain pre-approved guidelines. At this time, the sole member of the Subcommittee is our CEO.
The Subcommittee generally approves the award by written consent on the second Monday of each month to approve new hire, retention, promotion and consultant equity awards. Annual focal equity awards are approved by the Compensation Committee. The delegation to the Subcommittee does not include the authority to grant equity awards to new employees who are or are reasonably expected to become Section 16 Officers or to current Section 16 Officers.
Compensation Recovery Policy
We maintain a compensation recovery policy that applies to our Section 16 Officers (which includes each of our NEOs) and which complies with applicable Nasdaq listing rules and SEC regulations. Under the policy, if we are required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation, if any, that must be recovered.
This policy applies to certain types of incentive-based compensation received on or after October 2, 2023 during the covered period that have been received by a person after such person became an Executive Officer and the person served as an Executive Officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the policy is the amount of eligible incentive-based compensation that exceeds the amount of such incentive-based compensation that otherwise would have been received had such incentive-based compensation been determined based on the restated amounts. For the purposes of this policy, “incentive-based compensation” means any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. For the purposes of the policy, “financial reporting measures” are measures that are determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures, as well as stock price and total shareholder return. Incentive-based compensation is “received” under the policy in the Company’s fiscal period during which the financial reporting measure specified in the incentive-based compensation award is attained, even if the payment, vesting, settlement or grant of such compensation occurs after the end of that period. Under the policy, the applicable “covered period” means the three completed fiscal years immediately preceding the earliest to occur of: (a) the date the Board, a committee of the Board, or one or more of the officers of the Company authorized to take such action if Board action is not required, concludes, or reasonably should have concluded, that the Company is required to prepare an Accounting Restatement; and (b) the date a court, regulator, or other legally authorized body directs the Company to prepare an Accounting Restatement.
Stock Ownership Policy
The Board believes that it is important to link the interests of our NEOs to those of our stockholders. Our Stock Ownership Policy requires our Section 16 Officers (which includes each of our NEOs) and directors to accumulate and hold a minimum number of shares of Infinera common stock within three years of the later of (i) the effective date of the policy or (ii) the date of appointment of the director or appointment/promotion of the Section 16 Officer. As of April 30, 2024, each of our Section 16 Officers and directors has either satisfied these ownership guidelines or had time remaining to do so. Our stock ownership requirements for our Section 16 Officers and directors are as follows:

Position	Ownership Requirement
CEO	4x annual base salary
CFO	2x annual base salary
Other Section 16 Officers and employee directors	1x annual base salary
Non-employee directors	4x annual cash retainer for annual Board service
Shares of Infinera common stock that count towards satisfaction of this policy include: (i) shares owned outright by the Section 16 Officer or director or his or her immediate family members residing in the same household and (ii) shares held in trust for the benefit of the Section 16 Officer or director or his or her family. The value of a share of Infinera common stock is measured on the last trading day of the most recently completed fiscal quarter as the greater of (i) the closing price on the date of calculation or (ii) the purchase price actually paid by the person for such share of Infinera common stock. For the avoidance of doubt, the purchase price for shares of Infinera common stock subject to RSU awards, performance share awards and other similar full value awards is zero.
Anti-Hedging Policy
Under our Insider Trading Policy, we prohibit our employees, including our NEOs, and Board members from hedging the risk associated with ownership of shares of Infinera common stock and other securities.
Anti-Pledging Policy
Under our Insider Trading Policy, we prohibit our NEOs and directors from pledging any Infinera securities as collateral for a loan.
Tax and Accounting Treatment of Compensation
Prior to 2018, Section 162(m) of the Code generally limited the tax deductibility of compensation paid to the CEO and each of the next three most highly compensated executive officers (excluding the CFO) that exceeded $1 million in any taxable year unless the compensation over $1 million qualified as “performance-based” within the meaning of Section 162(m).
The ability to rely on the “performance-based” compensation exception under Section 162(m) was eliminated in 2017 and the $1 million limitation on deductibility generally was expanded to include any individuals serving as the CEO or CFO during the tax year, the next three most highly compensated executive officers during the tax year and any other individual who was considered a covered employee for any prior tax year beginning after 2016. Thus, we generally will not be able to take a deduction for any compensation paid to our NEOs in excess of $1 million unless the compensation qualifies for transition relief applicable to certain arrangements in place on November 2, 2017. We cannot guarantee that any compensation payable to our NEOs will qualify for the transition relief or that the compensation will ultimately be deductible. Although the Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our CEO and other senior executive officers, the Compensation Committee intends to maintain an approach to executive compensation that strongly links pay to performance.
We account for the equity compensation awarded to our executive officers and other employees under ASC 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement and the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Compensation Committee

Sharon E. Holt (Chair)
Gregory P. Dougherty
Paul J. Milbury
The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Infinera specifically requests that the information be treated as soliciting material or incorporates it by reference into a document filed under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act.

Executive Compensation Tables
The following tabular information and accompanying narratives and footnotes provide all of the compensation awarded to, earned by, or paid to the individuals who served as our principal executive officer, principal financial officer and our two other executive officers during fiscal 2023. As previously noted, we refer to these executive officers as our NEOs.
Fiscal 2023 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)(5)	Total ($)
David W. Heard	2023	729,000		—	5,137,500	791,163		5,985	6,663,648
Chief Executive Officer	2022	700,000		—	4,855,638	700,000		5,062	6,260,700
	2021	700,000		200,000	3,702,300	—		4,665	4,606,965
Nancy L. Erba	2023	487,500		—	1,734,300	309,994		5,985	2,537,779
Chief Financial Officer	2022	463,461		—	1,604,875	342,000		5,985	2,416,322
	2021	439,615		—	1,273,419	—		5,986	1,719,020
David L. Teichmann	2023	430,000		—	848,700	278,681		10,350	1,567,731
Chief Legal Officer and Corporate Secretary	2022	409,231		—	1,099,244	124,500		10,350	1,643,325
	2021	395,962		—	1,062,474	—		11,530	1,469,965
Nicholas R. Walden	2023	426,103	(6)	—	959,400	156,326	(7)	183,217	1,725,045
Senior Vice President, Worldwide Sales	2022	416,154		—	1,154,395	250,425		4,665	1,825,639
	2021	400,577		—	1,009,953	412,082		34,665	1,857,277
_________________
(1)Salary data is provided from payroll records based on the fiscal year.
(2)The amounts reported in this column represent the aggregate grant date fair value of the listed equity awards, computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this report for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards.
(3)For grants made in 2023, the stock awards reported in this column were in the amounts set forth in the “Fiscal 2023 Grants of Plan- Based Awards” table below. The fair market value of our common stock (based on the closing sale price) was $7.38 per share for awards granted on March 9, 2023 and $6.85 per share for awards granted on March 13, 2023. The grant date fair value of PSAs included in this column assumes a payout at the target performance level. For additional information, including PSA awards at target and maximum performance on a per executive basis, refer to the “Fiscal 2023 Grants of Plan-Based Awards Table,” below.
(4)Non-equity incentive plan compensation reported for the applicable year was based on performance in that year, but will be paid during the second fiscal quarter of the following year. For additional information regarding the bonuses paid to our NEOs, refer to “Fiscal 2023 Compensation—Annual Incentive Compensation” in the Compensation Discussion and Analysis above.
(5)The amounts in this column represent the payment of life insurance premiums and 401(k) match for each NEO, and for Mr. Walden, the reimbursement of taxable relocation expenses in the amount of $178,999.
(6)In August 2023, Mr. Walden relocated from the United States to the UK. Following such relocation, Mr. Walden received his salary in GBP. The salary amount paid to Mr. Walden in GBP was determined by converting into GBP his annual salary amount determined in USD using the exchange rate of 1.286 USD to 1 GBP. For purposes of calculating the total salary paid to Mr. Walden in 2023, the portion of his 2023 salary paid in GBP was converted to USD using the same exchange rate applied upon his relocation.
(7)Represents (i) cash bonus in the amount of $66,564 as a result of Compensation Committee discretion applied under the 2023 Walden Variable Plan to recognize Company performance notwithstanding that the minimum threshold for a bonus payout under the 2023 Walden Variable Plan was not achieved, plus (ii) the payout of $89,762 being the cash bonus portion of Mr. Walden’s 2023 annual incentive bonus pursuant to the terms of our 2023 Corporate Bonus Plan. For additional information on Mr. Walden’s fiscal 2023 bonus payout, please see the section entitled “Annual Incentive Compensation–2023 Bonus Plan Results” in the Compensation Discussion and Analysis section above.

Fiscal 2023 Grants of Plan-Based Awards Table
The following table sets forth information regarding fiscal 2023 annual cash incentive compensation and equity awards granted to our NEOs during fiscal 2023.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
David W. Heard	3/13/2023	758,000		947,500	(4)	—	(5)	206,250	412,500	618,750	337,500	(6)	5,137,500
Nancy L. Erba	3/9/2023	360,000		450,000	(4)	—	(5)	58,750	117,500	176,250	117,500	(6)	1,734,300
David L. Teichmann	3/9/2023	267,000		333,750	(4)	—	(5)	28,750	57,500	86,250	57,500	(6)	848,700
Nicholas R. Walden	3/9/2023	86,000	(7)	107,500	(4)		(5)	32,500	65,000	97,500	65,000	(6)	959,400
	3/9/2023	56,438	(7)	322,500	(4)	645,000
_________________
(1)Amounts listed in these columns do not represent amounts actually paid or that may be paid in the future. Rather, these amounts are the target award opportunities that were established under the Company’s annual incentive compensation plan for 2023 as discussed in the section entitled “Fiscal 2023 Compensation—Annual Incentive Compensation” in the Compensation Discussion and Analysis section above. Any payments that will be made to the NEOs with respect to these award opportunities during the second fiscal quarter of 2024 for 2023 performance are listed in the “2023 Summary Compensation Table” above under the “Non-Equity Incentive Plan Compensation” column for 2023.
(2)Each performance share award was granted under the 2016 Plan. The performance shares vest based on the Company’s achievement of a non-GAAP gross margin goal which can be earned during fiscal 2023 through fiscal 2025. For additional information regarding these performance share awards granted to our NEOs in fiscal 2023, please see the section entitled “Fiscal 2023 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above.
(3)Each RSU award was granted under the 2016 Plan. For RSUs, represents the aggregate grant date fair value of each equity award computed in accordance with ASC 718. For performance shares, represents the aggregate grant date fair value of each equity award at the target payout level computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this report for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards. The fair market value of our common stock (based on the closing sale price) was $7.38 per share for awards granted on March 9, 2023 and $6.85 per share for awards granted on March 13, 2023.
(4)Assuming target performance is achieved, our 2023 Corporate Bonus Plan is designed to pay cash bonuses at target.
(5)There is no maximum under our 2023 Corporate Bonus Plan, provided that the Compensation Committee retains authority to increase, reduce or eliminate any bonus award under such plan.
(6)This RSU award is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2024, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to each NEO’s continued service to Infinera through each applicable vesting date.
(7)Mr. Walden participated in our 2023 Corporate Bonus Plan with respect to 25% of his total target bonus and in the 2023 Walden Variable Plan with respect to 75% of his total target bonus. For additional information on Mr. Walden’s fiscal 2023 variable compensation program, please see the section entitled “Fiscal 2023 Compensation – Walden 2023 Variable Compensation Program” in the Compensation Discussion and Analysis section above.

Fiscal 2023 Outstanding Equity Awards at Fiscal Year-End Table
The following table sets forth information regarding outstanding RSU awards and performance share awards held by each of our NEOs as of December 30, 2023. The vesting conditions for each award are set forth in the footnotes below the table.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
David W. Heard	3/9/2021	28,667	(2)	136,168	258,000	(3)	1,225,500
	3/5/2022	96,296	(4)	457,406	—		—
	3/21/2022	—		—	346,666	(5)	1,646,664
	3/13/2023	337,500	(6)	1,603,125	412,500	(7)	1,959,375
Nancy L. Erba	3/9/2021	10,000	(2)	47,500	60,000	(3)	285,000
	3/1/2022	38,542	(4)	183,075	—		—
	3/21/2022	—		—	92,500	(5)	439,375
	3/9/2023	117,500	(6)	558,125	117,500	(7)	558,125
David L. Teichmann	3/9/2021	8,334	(2)	39,587	50,000	(3)	237,500
	3/1/2022	22,917	(4)	108,856	—		—
	3/21/2022	—		—	55,000	(5)	261,250
	3/9/2023	57,500	(6)	273,125	57,500	(7)	273,125
Nicholas R. Walden	3/9/2021	9,167	(2)	43,543	55,000	(3)	261,250
	3/1/2022	26,667	(4)	126,668	—		—
	3/21/2022	—		—	64,000	(5)	304,000
	3/9/2023	65,000	(6)	308,750	65,000	(7)	308,750
_________________
(1)The market value of unvested and unearned stock awards is based on an assumed price of $4.75 per share, which was the Nasdaq closing price per share of our common stock on December 29, 2023 (the last trading day of our 2023 fiscal year end).
(2)This RSU award is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2022, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to the NEO’s continued service to Infinera through each applicable vesting date.
(3)This performance share award can be earned during fiscal 2021 through fiscal 2023. The first half of the performance shares (each half, a "tranche”) vests based on the Company’s achievement of both an operating income goal, measured on a non-GAAP basis over a full fiscal year, and a revenue goal, measured on a GAAP basis over a full fiscal year. The second tranche of the award vests based on the Company’s achievement of an operating income goal, measured on a non-GAAP basis over a full fiscal year. For additional information regarding these performance share awards granted to our NEOs in fiscal 2021, please see the section entitled “Fiscal 2023 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above. With respect to achievement of the goals applicable to the first tranche of the awards, the Compensation Committee certified on May 12, 2024, that 77.06% of the applicable shares vested on such date. With respect to achievement of the goal applicable to the second tranche of the awards, the Compensation Committee certified on May 12, 2024, that 62.14% of the applicable shares vested on such date. The shares that did not vest were forfeited as of such certification date.
(4)This RSU award is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on March 5, 2023, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to the NEO’s continued service to Infinera through each applicable vesting date.
(5)One-half of the performance shares vest on the Company’s achievement of a GAAP net income goal which can be earned during fiscal 2023 through fiscal 2024. The other half of the performance shares vest on the Company achieving a target related to gross profit dollars determined in accordance with GAAP generated by revenue from external sales of our pluggables and by cost savings resulting from use of our pluggables in our products which can be earned during fiscal 2022 through fiscal 2024. For additional information regarding these performance share awards granted to our NEOs in fiscal 2023, please see the section entitled “Fiscal 2023 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above. No performance shares subject to this award vested with respect to the Company’s performance in fiscal 2023.
(6)This RSU award is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2024, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to the NEO’s continued service to Infinera through the applicable vesting date.
(7)This performance share award can be earned during fiscal 2023 through fiscal 2025. The performance shares vest on the Company’s achievement of a gross margin goal, measured on a non-GAAP basis over a full fiscal year. For additional information regarding these performance share awards granted to our NEOs in fiscal 2023, please see the section entitled “Fiscal 2023 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above. No performance shares subject to this award vested with respect to the Company’s performance in fiscal 2023.
Fiscal 2023 Stock Vested Table
The following table sets forth the number of shares acquired and the value realized upon the vesting of RSU awards and performance share awards during fiscal 2023 by each of our NEOs.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David W. Heard	285,898	1,654,003
Nancy L. Erba	228,017	1,160,177
David L. Teichmann	132,608	872,043
Nicholas R. Walden	66,667	402,485
_________________
(1)The value realized on the vesting date is based on the fair market value of our common stock on the vesting date and does not necessarily reflect the proceeds actually received by the NEO.

2023 CEO Pay Ratio
We are providing the following information regarding the relationship of the annual total compensation of our median employee to the annual total compensation of our CEO (in each case, the annual total compensation was calculated in accordance with SEC rules applicable to the Summary Compensation Table above). The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
For 2023:
•Our median employee’s annual total compensation (not including our CEO) was $134,941.
•Our CEO’s annual total compensation, as reported on page 155 in the Summary Compensation Table, was $6,663,648.
•Based on this information, the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee is 49 to 1.
Pay Ratio Methodology. The SEC rules allow us to select a methodology for identifying our median employee in a manner that is most appropriate based on our size, organizational structure and compensation plans, policies and procedures.
For fiscal 2023, we calculated the pay ratio using the same median employee that we used to calculate the pay ratio in fiscal 2022, as there has been no significant change in our employee population or compensation arrangements during the fiscal year that we reasonably believe would result in a significant change to our pay ratio disclosure. In fiscal 2022, we selected December 1, 2022, as the date on which to determine our median employee, which is a date within the last three months of our 2022 fiscal year. As of that date, we had 3,264 employees, with 1,250 employees based in the United States and 2,014 employees located outside of the United States. The pay ratio disclosure rules provide an exemption for companies to exclude non-U.S. employees from the median employee calculation if non-U.S. employees in a particular jurisdiction account for five percent (5%)

or less of the company's total number of employees. We applied this de minimis exemption when identifying the median employee by excluding 23 countries: 13 employees in Taiwan, 12 employees in Netherlands, 12 employees in France, 11 employees in Japan, 10 employees in United Arab Emirates, 10 employees in Spain, 9 employees in Kazakhstan, 8 employees in Saudi Arabia, 8 employees in Colombia, 7 employees in Thailand, 7 employees in Poland, 6 employees in Indonesia, 6 employees in Vietnam, 6 employee in Republic of Korea, 5 employees in Ireland, 5 employees in Egypt, 4 employees in Hungary, 4 employees in Belgium, 3 employees in Denmark, 2 employees in Greece, 2 employees in Serbia, 1 employee in Norway and 1 employee in Israel.
After taking into account the de minimis exemption, 1,250 employees based in the United States and 1,862 employees located outside of the United States were considered for identifying the median employee.
For purposes of identifying the median employee from our employee population base, we considered total cash compensation (base salary, including overtime, annual bonus and the sum of other bonuses, which included retention bonuses), as compiled from our payroll records. We selected total cash compensation as this information is readily available in each country. In addition, we measured compensation for purposes of determining the median employee using the year-to-date period ended December 31, 2022, and annualized for employees (other than any temporary or seasonal employees) who were employed on December 1, 2022, but did not work for us for all of 2022. Compensation paid in foreign currencies was converted to U.S. dollars based on exchange rates in effect on December 1, 2022.
The CEO pay ratio reported above is a reasonable estimate, calculated in a manner consistent with SEC rules, based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates, and assumptions. As a result, the CEO pay ratios reported by other companies, which may have employed other permitted methodologies or assumptions, and which may have a significantly different workforce structure from ours, might not be comparable to our CEO pay ratio.

Pay Versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation actually paid and certain financial performance of the Company. For further information concerning our pay-for-performance philosophy and how we align executive compensation with the Company’s performance, refer to “Our Pay–Compensation Discussion and Analysis,” above. Fair value amounts below are computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this report for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards.
Pay Versus Performance Table

Year(1)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(2)			Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(2)	Value of Initial Fixed $100 Investment Based on:		Net Income ($)(in thousands)	Non-GAAP Operating Income ($)(in thousands)
			Summary Compensation Table Total for Second PEO ($)	Compensation Actually Paid for Second PEO ($)(2)			Total Stockholder Return (TSR) ($)(3)	Peer Group TSR ($)(4)
2023	6,663,648	2,991,185	—	—	1,943,518	968,440	61	91	(25,213)	87,225
2022	6,260,700	1,963,303	—	—	1,961,762	227,172	87	82	(76,043)	68,988
2021	4,606,965	3,073,908	—	—	1,682,087	1,044,985	123	112	(170,778)	29,586
2020	4,139,627	7,316,489	3,787,396	8,713,585	927,392	1,801,224	141	110	(206,723)	(6,274)
_________________
(1)The Principal Executive Officer (“PEO”) and Other NEOs for each applicable year are:
•2023 - PEO: Mr. Heard. Other NEOs: Ms. Erba, and Messrs. Teichmann and Walden.
•2022 - PEO: Mr. Heard. Other NEOs: Ms. Erba, and Messrs. Teichmann and Walden.
•2021 - PEO: Mr. Heard. Other NEOs: Ms. Erba, and Messrs. Teichmann and Walden.
•2020 - PEOs: Mr. Heard and Tom Fallon. Mr. Fallon transitioned from his position of Chief Executive Officer to Advisor as of November 23, 2020. Mr. Heard is referred to as the first PEO and Mr. Fallon is referred to as the second PEO in the table above. Other NEOs: Ms. Erba, and Messrs. Teichmann and Walden, and Robert Jandro. Mr. Jandro resigned from his position of SVP, Worldwide Sales as of January 3, 2020.
(2)     SEC rules require certain adjustments be made to the “Summary Compensation Table” totals to determine “compensation actually paid” as reported in the “Pay Versus Performance” table above. The following table details the applicable adjustments that were made to determine “compensation actually paid.”

	FY2023		FY2022		FY2021		FY2020
	PEO ($)	Average Other NEO ($)	PEO ($)	Average Other NEO ($)	PEO ($)	Average Other NEO ($)	PEO ($)	Second PEO ($)	Average Other NEO ($)
Summary Compensation Table - Total Compensation	6,663,648	1,943,518	6,260,700	1,961,762	4,606,965	1,682,087	4,139,627	3,787,396	927,392
(Deduct) Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year	5,137,500	1,180,800	(4,855,638)	(1,286,171)	(3,702,300)	(1,115,282)	(3,532,500)	(3,239,500)	(596,452)
(Increase) Fair Value at Fiscal Year End of Outstanding and Unvested Stock Awards and Option Awards Granted in Fiscal Year	3,562,500	760,000	3,894,217	1,001,002	4,106,500	1,237,043	5,485,000	6,033,500	1,059,154
(Increase/Deduct) Change in Fair Value of Outstanding and Unvested Stock Awards and Option Awards Granted in Prior Fiscal Years	(1,824,514)	(405,864)	(2,423,828)	(1,058,559)	(1,614,753)	(713,504)	1,520,786	2,439,280	680,099
(Increase) Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year that Vested During Fiscal Year	—	—	—	—	—	—	—	—	—
(Increase/Deduct) Change in Fair Value as of Vesting Date of Stock Awards and Option Awards Granted in Prior Fiscal Years for which Applicable Vesting Conditions were Satisfied During Fiscal Year	(272,949)	(148,414)	(912,149)	(390,862)	(322,504)	(45,359)	(296,424)	(307,091)	(136,708)
(Deduct) Fair Value as of Prior Fiscal Year End of Stock Awards and Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—	—	—	—	—	—	(132,260)
Compensation Actually Paid	2,991,185	968,440	1,963,303	227,172	3,073,908	1,044,985	7,316,489	8,713,585	1,801,224
(3)    Represents the Company’s common stock cumulative TSR on a fixed investment of $100 over the fiscal year starting from the market close on the last trading day of fiscal 2019 through the end of each applicable fiscal year in the table, assuming reinvestment of any dividends.
(4)    Represents the cumulative TSR of the Nasdaq Telecommunications Index, the Company’s peer group for this Pay Versus Performance disclosure, on a fixed investment of $100 over the fiscal year starting from the market close on the last trading day of fiscal 2019 through the end of each applicable fiscal year in the table. This is the same peer group the Company uses for its disclosure under Item 201(e) of Regulation S-K.
List of Most Important Performance Measures
The four performance measures listed below represent an unranked list of the most important performance measures for fiscal 2023 the Company used to align compensation to the Company’s financial performance. While these performance measures are the most important measures in fiscal 2023 the Company used to align compensation and the Company’s financial performance, additional financial and other measures were also used to align pay and performance, as further described in the section “Our Pay–Compensation Discussion and Analysis” above.

The most important performance measures are:

Key Performance Measures
Non-GAAP Operating Income	Non-GAAP Gross Margin
Revenue	Bookings
Pay Versus Performance Relationship Disclosure
The chart below provides a comparison between the compensation actually paid to each of our first and second PEO (Messrs. Heard and Fallon, respectively) and our average compensation actually paid to our other NEOs against the Company TSR and the peer group TSR, which was the Nasdaq Telecommunications Index. As demonstrated below, the trend in NEO compensation has largely been aligned to the trend in TSR.

The chart below illustrates the correlation between compensation actually paid to each of our first and second PEO and average compensation actually paid to our other NEOs against the Company’s GAAP net income for fiscal years 2020, 2021, 2022 and 2023. Although GAAP net income has increased from fiscal 2020 to fiscal 2023, compensation actually paid to our NEOs has decreased in large part because of the significant emphasis the Company places on equity incentives, which are sensitive to stock price fluctuations.
The chart below illustrates the correlation between compensation actually paid to each of first and second PEOs and average compensation actually paid to our other NEOs against the Company’s non-GAAP Operating Income for fiscal years 2020, 2021, 2022 and 2023. Although non-GAAP Operating Income has increased from fiscal 2020 to fiscal 2023, compensation actually paid to our NEOs has decreased in large part because of the significant emphasis the Company places on equity incentives, which are sensitive to stock price fluctuations.

Estimated Payment and Benefits Upon Termination, Change of Control or Death/Disability
Executive Severance Policy
As discussed above in more detail in the section entitled “Compensation Discussion and Analysis – Additional Information Regarding Our Compensation Practices—Executive Severance Policy,” the Compensation Committee has taken appropriate steps to provide competitive post-employment compensation arrangements that promote the continued attention, dedication and continuity of the members of our senior management team, including our NEOs, and enable us to continue to recruit talented senior executive officers. Infinera shall not pay severance pursuant to this policy to the individuals subject to this policy in the event of (i) a change of control of Infinera (as defined below), or (ii) if such individual is terminated for Cause (as defined below).
Death and Disability Benefits
Pursuant to the 2016 Plan, accelerated vesting of RSU awards and performance share awards is provided in the event of the termination of service due to death (with exceptions in certain circumstances) or permanent disability of an employee, including our NEOs, as discussed above in the section entitled “Compensation Discussion and Analysis – Additional Information Regarding Our Compensation Practices—Acceleration of Equity Awards upon Death or Disability.”
Change of Control Payments and Benefits
As discussed above in more detail in the section entitled “Compensation Discussion and Analysis – Additional Information Regarding Our Compensation Practices—Change of Control Payments and Benefits,” we entered into COC Agreements with each of our NEOs to encourage their continued attention, dedication and continuity with respect to their roles and responsibilities without the distraction that may arise from the possibility or occurrence of a change of control of Infinera.

For purposes of these benefits, the terms below generally have the following meanings:

Change of Control	(i) Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Infinera representing fifty percent (50%) or more of the total voting power represented by Infinera’s then outstanding voting securities; (ii) the consummation of the sale or disposition by Infinera of all or substantially all of Infinera’s assets; (iii) the consummation of a merger or consolidation of Infinera with any other corporation, other than a merger or consolidation which would result in the voting securities of Infinera outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent (50%) of the total voting power represented by the voting securities of Infinera or such surviving entity or its parent outstanding immediately after such merger or consolidation; or (iv) a change in the composition of the Board occurring within a two (2) year period, as a result of which less than a majority of the directors are Incumbent Directors. “Incumbent Directors” means directors who either (A) are directors of Infinera as of the date hereof, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the directors of Infinera at the time of such election or nomination (but will not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to Infinera).

Constructive Termination	The executive officer’s resignation as a result of, and within three (3) months following the expiration of any company cure period (discussed below) following the occurrence of one or more of the following: (i) a material reduction in the executive officer’s job, duties or responsibilities in a manner that is substantially inconsistent with the position, duties or responsibilities held by the executive officer immediately before such reduction; (ii) a material reduction in the executive officer’s base salary (in other words, a reduction of more than five percent of executive’s base salary within the twelve-month period following a Change of Control); or (iii) a material change in the work location at which the executive officer is required to perform services for Infinera (in other words, a requirement that the executive officer relocate to a work location that is more than 50 miles from the executive’s work location in effect as of the date immediately prior to a Change in Control). The executive officer will not resign as the result of a Constructive Termination without first providing Infinera with written notice of the acts or omissions constituting the grounds for “Constructive Termination” within ninety (90) days of the initial existence of the grounds for “Constructive Termination” and a cure period of thirty (30) days following the date of such notice.

Cause	(i) The executive officer’s willful failure to substantially perform his or her duties and responsibilities to Infinera or deliberate violation of a company policy; (ii) the executive officer’s commission of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to Infinera; (iii) unauthorized use or disclosure by the executive officer of any proprietary information or trade secrets of Infinera or any other party to whom the executive officer owes an obligation of nondisclosure as a result of his or her relationship with Infinera; or (iv) the executive officer’s willful breach of any of his or her obligations under any written agreement or covenant with Infinera. The determination as to whether the executive officer is being terminated for Cause will be made in good faith by Infinera and will be final and binding on the executive officer.

Additionally, we granted performance share awards in 2023 to our NEOs, as described further above in the section titled “Performance Share Awards” (referred to as the “2023 PSAs”), as well as performance share awards in 2022 (referred to as the “2022 PSAs”) and 2021 (referred to as the “2021 PSAs”) to each of our NEOs. The performance period for the 2023 PSAs continues through the end of fiscal 2025. The performance period for the 2022 PSAs continues through the end of fiscal 2024. The performance period for the 2021 PSAs continued through the end of fiscal 2023.
The 2023 PSAs, 2022 PSAs and 2021 PSAs provide that, in the event of our change in control (as defined in the 2016 Plan, pursuant to which each of such awards were granted) that occurs during the performance period applicable to the performance share award, such award will vest at the target level. Under our 2016 Plan, change in control generally means (i) a person (or more than one person acting as a group) acquires ownership of our shares resulting in their holding more than 50% of the total voting power of our shares (with certain exceptions where a person or group of persons that already holds more than 50% of the total voting power of our shares acquires additional shares, or where our stockholders after such transaction retain beneficial ownership of 50% or more of the voting power of our shares in substantially the same proportions); (ii) a change in our effective control that occurs when a majority of our Board members are replaced in a 12-month period by directors whose appointment or election is not endorsed by a majority of our Board members before the date of appointment or election; or (iii) a change in ownership of a substantial portion of our assets, which occurs when a person (or group of persons acting as a group) acquires our assets having a gross fair market value of at least 50% of the total gross fair market value of all of our assets.
Fiscal 2023 Estimated Payments and Benefits Table
The amount of compensation and benefits payable to each of our NEOs (as of the last day of fiscal 2023 and assuming that no portion of the 2021 PSAs had vested or been forfeited) in the event of (a) a termination of employment by Infinera, (b) a termination of employment without Cause or as a result of a Constructive Termination in connection with a Change of Control transaction (as described above) within 3 months prior to, through 18 months after, a Change of Control, (c) a termination of employment due to death or permanent disability, or (d) a Change in Control transaction (within the meaning of our 2016 Plan as described above) has been estimated in the table below.

Name	Type of Benefit	Termination Under Severance Policy ($)	Termination After a Change of Control ($)	Termination Upon Death or Disability ($)	Upon Change of Control ($)
David W. Heard	Cash Severance	1,137,000	1,516,000	—	—
	Bonus	—	1,895,000	—	—
	Vesting Acceleration(1)(2)(3)	—	7,028,238	7,028,238	4,831,539
	Continued Coverage of Employee Benefits	43,831	58,442	—	—
	Total Benefits	1,180,831	10,497,680	7,028,238	4,831,539
Nancy L. Erba	Cash Severance	500,000	750,000	—	—
	Bonus	—	675,000	—	—
	Vesting Acceleration(1)(4)(5)	—	2,071,200	2,071,200	1,282,500
	Continued Coverage of Employee Benefits	16,772	25,158	—	—
	Total Benefits	516,772	3,521,358	2,071,200	1,282,500
David L. Teichmann	Cash Severance	445,000	667,500	—	—
	Bonus	—	500,625	—	—
	Vesting Acceleration(1)(6)(7)	—	1,193,442	1,193,442	771,875
	Continued Coverage of Employee Benefits	24,446	36,669	—	—
	Total Benefits	469,446	2,398,236	1,193,442	771,875
Nicholas R. Walden	Cash Severance	430,000	645,000	—	—
	Bonus	—	645,000	—	—
	Vesting Acceleration(1)(8)(9)	—	1,352,962	1,352,962	874,000
	Continued Coverage of Employee Benefits	3,700	5,549	—	—
	Total Benefits	433,700	2,648,511	1,352,962	874,000
_________________
(1)The value of accelerated vesting of equity awards is calculated by (i) multiplying the number of accelerated shares of common stock underlying unvested, in-the-money equity awards by $4.75 per share, which was the Nasdaq closing price per share of our common stock on December 29, 2023 (the last trading day of our 2023 fiscal year end).
(2)The vesting of 1,479,629 shares of common stock would accelerate if Mr. Heard was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control, or upon death or permanent disability as of December 30, 2023. The 1,479,629 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 1,017,166 target number of unvested shares of common stock subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs.
(3)1,017,166 shares of common stock, representing the target number of unvested shares subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs, would vest upon a Change in Control, assuming such Change in Control occurs during the award’s performance period.
(4)The vesting of 436,042 shares of common stock would accelerate if Ms. Erba was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control, or upon death or permanent disability as of December 30, 2023. The 436,042 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 270,000 target number of unvested shares of common stock subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs.
(5)270,000 shares of common stock, representing the target number of unvested shares subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs, would vest upon a Change in Control, assuming such Change in Control occurs during the award’s performance period.
(6)The vesting of 251,251 shares of common stock would accelerate if Mr. Teichmann was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control, or upon death or permanent disability as of December 30, 2023. The 251,251 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 162,500 target number of unvested shares of common stock subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs.
(7)162,500 shares of common stock, representing the target number of unvested shares subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs, would vest upon a Change in Control, assuming such Change in Control occurs during the award’s performance period.
(8)The vesting of 284,834 shares of common stock would accelerate if Mr. Walden was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control, or upon death or permanent disability as of December 30, 2023. The 284,834 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 184,000 target number of unvested shares of common stock subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs.
(9)184,000 shares of common stock, representing the target number of unvested shares subject to the 2021 PSAs, 2022 PSAs and 2023 PSAs, would vest upon a Change in Control, assuming such Change in Control occurs during the award’s performance period.
Risk Assessment of Compensation Practices
At the request of the Compensation Committee, a review of the risks associated with our organization-wide compensation policies and practices was conducted for fiscal 2023. This assessment covered topics including: our compensation policies and practices; a review of each of the compensation vehicles that we employ; the identification of any compensation design features that could encourage excessive risk taking; and the controls, policies and plan features that mitigate our compensation risk.
Although all compensation programs were considered, particular attention was paid to incentive-based plans and arrangements involving variable payouts, where an employee might be able to influence payout factors and compensation plans and arrangements involving our executive team. The review found that, because our incentive programs are based primarily on financial objectives important to Infinera, we avoid an over-emphasis on shorter-term financial goals. In addition, the financial objectives used to determine the performance measures for our incentive-based compensation plans and arrangements were found to be substantially derived from our annual operating plan, which is approved by the Board.
In addition, the assessment considered our controls and other mitigating factors that serve to offset elements of our compensation policies and practices that may introduce or encourage risk-taking. Those elements include the Compensation Committee’s ability to use discretion to adjust payouts on most awards; strong stock ownership requirements and a compensation recovery policy for our Section 16 Officers; the existence of, and training related to, corporate standards of business conduct and ethics; effective internal controls over financial reporting; and the participation by Mr. Walden in his variable compensation program, which enables a level of independence in establishing the sales commission plan design and quotas for our global sales team.
This risk assessment was presented to and reviewed by the Compensation Committee. The Compensation Committee agreed with the result of the review, which concluded that the risks associated with our compensation policies and practices were being effectively managed. We have determined that the risks associated with our compensation policies and practices are not reasonably likely to result in a material adverse effect on Infinera.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation Plan Information
The following table provides information as of December 30, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	15,189,297	(1)	N/A	11,163,150	(2)
Equity compensation plans not approved by security holders	$—		N/A	360,638
Total	15,189,297			11,523,788
________________
(1)This amount includes the following:
•11,537,197 shares subject to RSUs granted under the 2016 Plan. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in the second column; and
•3,652,100 shares issuable pursuant to outstanding unvested performance share awards assuming target performance under such awards. The number of shares, if any, to be issued pursuant to such outstanding awards will be determined based on certain performance metrics, as discussed above in the section entitled “Fiscal 2023 Compensation—Long-Term Incentive Compensation” in the Compensation Discussion and Analysis. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in the second column.
(2)This amount includes 1,098,245 shares of common stock available for future issuances under the 2007 ESPP.
Security Ownership of certain Beneficial Owners and Management
The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of April 30, 2024 by:
•Each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;
•Our NEOs;
•Each of our directors; and
•All current executive officers and directors as a group.

The information provided in this table is based on our records, information filed with the SEC and information provided to Infinera, except where otherwise noted. To our knowledge and unless as otherwise indicated, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with such person’s spouse. Percentage beneficially owned is based on 233,974,025 shares of common stock outstanding on April 30, 2024. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Infinera Corporation, 6373 San Ignacio Avenue, San Jose, California 95119.

Name of Beneficial Owner	Common Shares Currently Held	Common Shares That May Be Acquired Within 60 Days of April 30, 2024	Total Beneficial Ownership	Percent Beneficially Owned(1)
5% or More Stockholders
FMR LLC(2)	34,038,565	—	34,038,565	14.55%
Oaktree Optical Holdings, L.P.(3)	25,175,384	—	25,175,384	10.76%
The Vanguard Group(4)	24,750,346	—	24,750,346	10.58%
Shapiro Capital Management LLC(5)	18,767,200	—	18,767,200	8.02%
BlackRock, Inc.(6)	17,754,504	—	17,754,504	7.59%
Brown Advisory Incorporated(7)	14,820,495	—	14,820,495	6.33%
Named Executive Officers and Directors
David W. Heard	917,000	19,259	936,259	*
Nancy L. Erba	525,441	7,708	533,149	*
David L. Teichmann	272,740	4,583	277,323	*
Nicholas R. Walden	129,082	5,333	134,415	*
Christine B. Bucklin	95,572	39,447	135,019	*
Gregory P. Dougherty	177,174	39,447	216,621	*
Sharon E. Holt	192,727	39,447	232,174	*
Roop K. Lakkaraju	48,229	39,447	87,676	*
Paul J. Milbury	153,484	39,447	192,931	*
Amy H. Rice	—	—	—	*
George A. Riedel	128,572	39,447	168,019	*
David F. Welch, Ph.D.(8)	403,982	8,333	412,315	*
All Executive Officers and Directors as a Group (12 Persons)	3,044,003	281,898	3,325,901	1.42%
_________________
*Less than 1% of the outstanding shares of common stock.
(1)Includes shares represented by RSUs or other rights that are expected to vest within 60 days of April 30, 2024. These shares are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the RSUs but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)According to a Schedule 13G/A filed with the SEC on February 9, 2024 by FMR LLC (“FMR”), Abigail P. Johnson (FMR’s Director, Chair and CEO) and Fidelity Growth Company Fund Commingled Pool (“Fidelity”). Such amendment states that FMR is deemed to be the beneficial owner of 34,038,565 shares by virtue of its control over Fidelity, which is deemed to be the beneficial owner of 15,290,064 shares. Such amendment further states that (a) FMR has sole voting power over 34,037,308 shares, shared voting power over zero shares, sole dispositive power over 34,038,565 shares, and shared dispositive power over zero shares; and (b) Ms. Johnson has sole voting power over zero shares, shared voting power over zero shares, sole dispositive power over 34,038,565 shares, and shared dispositive power over zero shares. The address of FMR is 245 Summer Street, Boston, Massachusetts 02210.
(3)According to Forms 4 filed on March 18, 2020 and March 23, 2020 and a Schedule 13D/A filed with the SEC on March 2, 2023 jointly, pursuant to a joint filing agreement, by (i) Oaktree Optical Holdings, L.P., a Delaware limited partnership (“Optical”), whose principal business is to invest in securities; (ii) Oaktree Fund GP, LLC, a Delaware limited liability company (“GP LLC”), whose principal business is to serve as and perform the functions of the general partner of certain investment funds including Optical; (iii) Oaktree Fund GP I, L.P., a Delaware limited partnership (“GP I”), whose principal business is (A) serve as, and perform the functions of, the general partner of certain investment funds or to serve as, and perform the functions of, the managing member of the general partner of certain investment funds or (B) to act as the sole stockholder of certain controlling entities of certain investment funds; (iv) Oaktree Capital I, L.P., a Delaware limited partnership (“Capital I”), whose principal business is to serve as, and perform the functions of, the general partner of GP I; (v) OCM Holdings I, LLC, a Delaware limited liability company (“Holdings I”), whose principal business is to serve as, and perform the functions of, the general partner of Capital I and to hold limited partnership interests in Capital I; (vi) Oaktree Holdings, LLC, a Delaware limited liability company (“Holdings”), whose principal business is to serve as, and perform the functions of, the managing member of Holdings I; (vii) Oaktree Capital Group, LLC, a Delaware limited liability company (“OCG”), whose principal business is to act as the holding company and controlling entity of each of the general partner and investment adviser of certain investment funds and separately managed accounts; (viii) Oaktree Capital Group Holdings GP, LLC, a Delaware limited liability company (“OCGH GP”); (ix) Brookfield Corporation, solely in its capacity as the indirect owner of the Class A units of OCG (“Brookfield”); and (x) BAM Partners Trust, solely in its capacity as the sole owner of Class B Limited Voting Shares of Brookfield (“BAM” and together with Optical, GP LLC, GP I, Capital I, Holdings I, Holdings, OCG, OCGH GP and Brookfield, collectively, the “Reporting Persons”), whose principal business is to serve as, and perform the functions of, the manager of OCG, each of the Reporting Persons may be deemed the beneficial owner of, and to have sole voting power and sole dispositive power over, 25,175,384 shares. The principal business address of each of the Reporting Persons is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.
(4)According to a Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group (“Vanguard”), Vanguard is the beneficial owner of 24,750,346 shares and has sole voting power over zero shares, shared voting power over 365,147 shares, sole dispositive power over 24,209,540 shares and shared dispositive power over 540,806 shares. The address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(5)According to a Schedule 13G filed with the SEC on February 14, 2024 by Shapiro Capital Management LLC (“Shapiro”). Shapiro is the beneficial owner of 18,767,200 shares and has sole voting power over 16,648,638 shares, shared voting power over 2,118,562 shares, sole dispositive power over 18,767,200 shares and shared dispositive power over zero shares. The address of Shapiro is 3060 Peachtree Road, Suite 1555 N.W., Atlanta, Georgia 30305.
(6)According to a Schedule 13G/A filed with the SEC on January 26, 2024 by BlackRock, Inc. (“BlackRock”). BlackRock is the beneficial owner of 17,754,504 shares and has sole voting power over 17,537,634 shares, shared voting power over zero shares, sole dispositive power over 17,754,504 shares and shared dispositive power over zero shares. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(7)According to a Schedule 13G/A filed with the SEC on February 9, 2024 jointly by Brown Advisory Incorporated, a Maryland corporation whose principal business is as parent holding company or control person (“BAI”), Brown Investment Advisory & Trust Company, a Maryland trust company, whose principal business is banking (“BIATC”), and Brown Advisory LLC, a Maryland limited liability company whose principal business is as an investment advisor (“BALLC”). Such amendment states that BAI is deemed to be the beneficial owner of 14,820,495 shares by virtue of its control over BIATC, which is deemed to be the beneficial owner of 74,834 shares, and BALLC, which is deemed to be the beneficial owner of 14,745,661 shares. Such amendment further states that (a) BAI has sole voting power over 12,903,329 shares, shared voting power over zero shares, sole dispositive power over zero shares, and shared dispositive power over 14,820,495 shares; (b) BIATC has sole voting power over 74,834 shares, shared voting power over zero shares, sole dispositive power over zero shares, and shared dispositive power over 74,834 shares, and (c) BALLC has sole voting power over 12,828,495 shares, shared voting power over zero shares, sole dispositive power over zero shares, and shared dispositive power over 14,745,661 shares. The address of BAI is 901 South Bond Street, Suite #400, Baltimore, Maryland 21231.
(8)Shares held consist of (i) 401,482 shares held by The Welch Family Trust U/A DTD 4/3/1996 and (ii) 2,500 shares held by Dr. Welch as trustee for his children. Dr. Welch disclaims beneficial ownership of the shares held in trust for his children.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
We have adopted a formal policy that our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of the Audit Committee, or other independent members of the Board in the case it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to the Audit Committee any such related party transaction. In approving or rejecting the proposed agreement, the Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. The Audit Committee shall approve only those agreements that, in light of known circumstances, are, or are not inconsistent with, our best interests, as the Audit Committee determines in the good faith exercise of its discretion.
For a description of compensation received by Dr. Welch, our founder and an employee member of our Board, please see “How We Are Paid—Fiscal 2023 Director Compensation,” above.
We did not engage in any other related party transactions during fiscal 2023 within the meaning of the applicable SEC rules.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
The following table sets forth the aggregate fees for audit, audit-related, tax and other services provided by Ernst & Young LLP for the fiscal years ended December 30, 2023 and December 31, 2022. All of the services described in the following table were approved in conformity with the Audit Committee’s pre-approval processes and procedures.

	2023	2022
Audit Fees	$6,545,000	$4,785,000
Audit-Related Fees	75,000	—
Tax Fees	70,000	321,000
All Other Fees	2,000	2,000
Total Fees	$6,692,000	$5,108,000
Audit Fees
This category includes Ernst & Young LLP’s audit of our annual financial statements and internal control over financial reporting, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes statutory audits required by non-U.S. jurisdictions, consultation and advice on new accounting pronouncements, and technical advice on various accounting matters related to the consolidated financial statements or statutory financial statements that are required to be filed by non-U.S. jurisdictions, comfort letters, and consents issued in connection with SEC filings. Fiscal 2023 fees were higher than fiscal 2022 fees primarily due to the additional audit procedures required in connection with Ernst & Young LLP’s audit of our consolidated financial statements for the fiscal year ended December 31, 2022 and the material weaknesses in internal control over financial reporting described in Part II, Item 9A, "Controls and Procedures" of this report.
Audit-Related Fees
This category consists of assurance and related services provided by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not included in the fees reported in the table above under “Audit Fees.”
Tax Fees
This category includes fees for tax compliance, tax advice, tax planning and transfer pricing.
All Other Fees
This category consists of any permitted services provided by Ernst & Young LLP that are not included in the category descriptions under “Audit Fees,” “Audit-Related Fees” or “Tax Fees” in the table above, and principally includes non-audit services, including permissible business and advisory consulting services.
Auditor Independence
In 2023, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.
Pre-Approval Policies and Procedures
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a)(1) Consolidated Financial Statements
    This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
    (a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$548,257	$521,620	$531,923
Additions	49,481	41,782	14,395
Reductions	(20,740)	(15,145)	(24,698)
Ending balance	$576,998	$548,257	$521,620
Allowance for credit losses
Beginning balance	$1,422	$1,304	$2,912
Additions	521	1,762	1,139
Write-offs	(473)	(1,279)	(2,430)
Recoveries during the period	(594)	(365)	(317)
Ending balance	$876	$1,422	$1,304
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

4.10	Form of 3.75% Convertible Senior Notes due 2028 (included in Exhibit 4.9 incorporated by reference hereto).
4.11	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on June 16, 2023.
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

10.5*	Bonus Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.

Exhibit No.	Description
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

10.10*	Executive Severance Policy, incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
10.11*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 18, 2023.

10.12*	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2016 Equity Incentive Plan.
10.13*	Form of Notice of Grant of Restricted Stock Units for Directors under the Amended and Restated 2016 Equity Incentive Plan.
10.14*	Form of Notice of Grant of Performance Shares under the Amended and Restated 2016 Equity Incentive Plan.
10.15
Underwriting Agreement, dated as of September 6, 2018, by and between Infinera Corporation and Morgan Stanley & Co. LLC, as manager of the underwriter named therein, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.

10.16	Form of Capped Call Confirmation, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.
10.17
First Amendment to Unit Purchase Agreement, dated as of March 4, 2019, by and among Infinera Corporation, Coriant Investor LLC and Oaktree Optical Holdings, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 4, 2019.

10.18*
Offer Letter between Infinera Corporation and David L. Teichmann dated March 18, 2019, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on August 8, 2019.

10.19*
Offer Letter between Infinera Corporation and Nancy Erba dated July 8, 2019, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on November 12, 2019.

10.20*
Infinera Corporation 2019 Inducement Equity Incentive Plan, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.21*
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

10.23*
Employment Agreement between Infinera Limited and Nicholas Walden dated May 31, 2023, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on August 9, 2023

Exhibit No.	Description
10.24
Purchase Agreement, dated March 4, 2020, by and between Infinera Corporation and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020

10.25
Letter agreement, dated as of April 13, 2020, among Infinera Corporation, Oaktree Optical Holdings, L.P. and certain other parties, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on April 14, 2020

10.26
Loan, Guaranty and Security Agreement, dated as of June 24, 2022, by and among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 27, 2022.

10.27
First Amendment to Loan, Guaranty and Security Agreement, dated as of August 2, 2022, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 3, 2022.

10.28
Purchase Agreement, dated August 3, 2022, by and between Infinera Corporation and Jefferies LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 8, 2022.

10.29	Form of Exchange and Subscription Agreement, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.
10.30	Form of Repurchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.
10.31
Second Amendment to Loan, Guaranty and Security Agreement, dated as of May 16, 2023, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.

19.1	Insider Trading Policy and Guidelines with respect to Certain Transactions in Securities.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page hereto)
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Dated: May 17, 2024

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

Name and Signature	Title	Date

/s/ DAVID W. HEARD	Chief Executive Officer, Principal Executive Officer and Director	May 17, 2024
David W. Heard

/s/ NANCY ERBA	Chief Financial Officer, Principal Financial Officer	May 17, 2024
Nancy Erba

/s/ MICHAEL FERNICOLA	Chief Accounting Officer and Principal Accounting Officer	May 17, 2024
Michael Fernicola
/s/ GEORGE RIEDEL	Chairman of the Board	May 17, 2024
George Riedel

/s/ CHRISTINE BUCKLIN	Director	May 17, 2024
Christine Bucklin

/s/ GREG P. DOUGHERTY	Director	May 17, 2024
Greg P. Dougherty

/s/ SHARON HOLT	Director	May 17, 2024
Sharon Holt

/s/ ROOP K. LAKKARAJU	Director	May 17, 2024
Roop Lakkaraju

/s/ PAUL J. MILBURY	Director	May 17, 2024
Paul J. Milbury

/s/ AMY RICE	Director	May 17, 2024
Amy Rice
/s/ DAVID F. WELCH, PH.D.	Co-founder, Chief Innovation Officer and Director	May 17, 2024
David F. Welch, Ph.D.

APPENDIX A - UNAUDITED RECONCILIATIONS FROM GAAP TO NON-GAAP

Reconciliation of Product Standard Margin for the year ended December 30, 2023 (in thousands):

	GAAP as reported	Warehouse fire loss (recovery)	Non-GAAP as adjusted
Revenue
Product	$1,304,229	$—	$1,304,229
Cost of revenue
Cost of product - standard	661,578	(1,985)	663,563
Cost of product - other	149,267	—	149,267
Total cost of product	$810,845	$(1,985)	$812,830
Total product standard margin	$642,651	$1,985	$640,666

Reconciliation of Income (Loss) from Operations (in thousands):
	Years Ended
	December 30, 2023	December 31, 2022	December 25, 2021
GAAP as reported	$(4,840)	$(60,157)	$(87,479)
Acquisition-related deferred revenue adjustment	—	—	3,913
Stock-based compensation	62,150	61,015	51,812
Amortization of acquired intangible assets	22,965	37,714	37,076
Acquisition and integration costs	—	—	614
Restructuring and other related costs	8,935	10,344	14,777
Inventory related charges	—	14,381	6,582
Global distribution center transition costs	—	2,109	—
Warehouse fire loss (recovery)	(1,985)	2,232	—
Litigation charges	—	1,350	2,291
Non-GAAP as adjusted	$87,225	$68,988	$29,586