Form 10-Q
period 2024-03-30
Infinera Corp
filed 2024-05-24
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 17, 2024, 234,289,965 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED March 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$190,841	$172,505
Short-term restricted cash	492	517
Accounts receivable, net	265,072	381,981
Inventory	420,667	431,163
Prepaid expenses and other current assets	137,321	129,218
Total current assets	1,014,393	1,115,384
Property, plant and equipment, net	206,765	206,997
Operating lease right-of-use assets	37,574	39,973
Intangible assets, net	22,563	24,819
Goodwill	229,655	240,566
Long-term restricted cash	830	837
Other long-term assets	53,383	50,662
Total assets	$1,565,163	$1,679,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,241	$299,005
Accrued expenses and other current liabilities	103,139	110,758
Accrued compensation and related benefits	88,915	85,203
Short-term debt, net	25,381	25,512
Accrued warranty	16,074	17,266
Deferred revenue	141,553	136,248
Total current liabilities	614,303	673,992
Long-term debt, net	659,583	658,756
Long-term accrued warranty	15,418	15,934
Long-term deferred revenue	24,646	21,332
Long-term deferred tax liability	1,683	1,805
Long-term operating lease liabilities	44,617	47,464
Other long-term liabilities	43,371	43,364
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 30, 2024 and December 30, 2023 Issued and outstanding shares – 231,962 as of March 30, 2024 and 230,994 as of December 30, 2023	232	231
Additional paid-in capital	1,990,537	1,976,014
Accumulated other comprehensive loss	(43,026)	(34,848)
Accumulated deficit	(1,786,201)	(1,724,806)
Total stockholders' equity	161,542	216,591
Total liabilities and stockholders’ equity	$1,565,163	$1,679,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenue:
Product	$235,324	$314,820
Services	71,598	77,255
Total revenue	306,922	392,075
Cost of revenue:
Cost of product	156,265	198,674
Cost of services	40,243	42,947
Amortization of intangible assets	—	3,556
Restructuring and other related costs	(27)	—
Total cost of revenue	196,481	245,177
Gross profit	110,441	146,898
Operating expenses:
Research and development	77,262	81,042
Sales and marketing	40,745	41,707
General and administrative	32,847	29,235
Amortization of intangible assets	2,256	3,589
Restructuring and other related costs	314	790
Total operating expenses	153,424	156,363
Loss from operations	(42,983)	(9,465)
Other (expense) income, net:
Interest income	1,122	471
Interest expense	(8,629)	(6,800)
Other (loss) gain, net	(6,212)	10,956
Total other (expense) income, net	(13,719)	4,627
Loss before income taxes	(56,702)	(4,838)
Provision for income taxes	4,693	3,572
Net loss	$(61,395)	$(8,410)
Net loss per common share:
Basic	$(0.27)	$(0.04)
Diluted	$(0.27)	$(0.04)
Weighted average shares used in computing net loss per common share:
Basic	231,533	222,393
Diluted	231,533	222,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net loss	$(61,395)	$(8,410)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(8,068)	(7,171)
Actuarial loss on pension liabilities	—	(447)
Amortization of actuarial gain	(110)	(937)
Net change in accumulated other comprehensive loss	(8,178)	(8,555)
Comprehensive loss	$(69,573)	$(16,965)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2023	230,994	$231	$1,976,014	$(34,848)	$(1,724,806)	$216,591
Restricted stock units released	1,009	1	—	—	—	1
Shares withheld for tax obligations	(41)	—	(202)	—	—	(202)
Stock-based compensation	—	—	14,725	—	—	14,725
Other comprehensive loss	—	—	—	(8,178)	—	(8,178)
Net loss	—	—	—	—	(61,395)	(61,395)
Balance at March 30, 2024	231,962	$232	$1,990,537	$(43,026)	$(1,786,201)	$161,542

	Three Months Ended April 1, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	1,775	2	8,734	—	—	8,736
Restricted stock units released	2,801	3	—	—	—	3
Shares withheld for tax obligations	(152)	—	(1,101)	—	—	(1,101)
Stock-based compensation	—	—	15,936	—	—	15,936
Other comprehensive loss	—	—	—	(8,555)	—	(8,555)
Net loss	—	—	—	—	(8,410)	(8,410)
Balance at April 1, 2023	224,832	$225	$1,925,060	$(31,026)	$(1,708,003)	$186,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities:
Net loss	$(61,395)	$(8,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,445	19,602
Non-cash restructuring charges and other related costs	29	136
Amortization of debt issuance costs and discount	908	847
Operating lease expense	2,215	2,148
Stock-based compensation expense	14,531	15,651
Other, net	(465)	(1,037)
Changes in assets and liabilities:
Accounts receivable	115,440	86,239
Inventory	10,164	(38,555)
Prepaid expenses and other current assets	(14,821)	1,004
Accounts payable	(64,643)	(27,969)
Accrued expenses and other current liabilities	(2,642)	(44,749)
Deferred revenue	9,260	(6,676)
Net cash provided by (used in) operating activities	24,026	(1,769)
Cash Flows from Investing Activities:
Purchase of property and equipment	(8,076)	(16,809)
Net cash used in investing activities	(8,076)	(16,809)
Cash Flows from Financing Activities:
Payment of debt issuance cost	—	(154)
Repayment of mortgage payable	(131)	(127)
Principal payments on finance lease obligations	(99)	(227)
Payment of term license obligation	(2,590)	(2,323)
Proceeds from issuance of common stock	—	8,738
Tax withholding paid on behalf of employees for net share settlement	(202)	(1,100)
Net cash (used in) provided by financing activities	(3,022)	4,807
Effect of exchange rate changes on cash	5,376	(5,698)
Net change in cash, cash equivalents and restricted cash	18,304	(19,469)
Cash, cash equivalents and restricted cash at beginning of period	173,859	189,203
Cash, cash equivalents and restricted cash at end of period(1)	$192,163	$169,734

	Three Months Ended
	March 30, 2024	April 1, 2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$9,827	$1,963
Cash paid for interest	$12,869	$10,931
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$—	$—
Property and equipment included in accounts payable and accrued liabilities	$5,531	$10,229
Transfer of inventory to fixed assets	$167	$1,099
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$21,078	$7,134
(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	March 30, 2024	April 1, 2023

Cash and cash equivalents	$190,841	$163,765
Short-term restricted cash	492	3,873
Long-term restricted cash	830	2,096
Total cash, cash equivalents and restricted cash	$192,163	$169,734
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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates, assumptions and judgments made by management include inventory valuation, revenue recognition, accounting for income taxes, stock-based compensation, employee benefit and pension plans, manufacturing partner and supplier liabilities, allowances for sales returns, allowances for credit losses, useful life of intangibles and property, plant and equipment, impairment loss related to lease abandonment, accrued warranty, operating and finance lease liabilities, restructuring and other related costs and loss contingencies. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with inflation, and disruption in the global economy and financial markets. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
This interim information should be read in conjunction with the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
For the three-months ended March 30, 2024, no end-customer accounted for 10% or more of the Company's total revenue. For the three-months ended April 1, 2023, no end-customer accounted for 10% or more of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the three-months ended March 30, 2024 compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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
2.Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three-months ended March 30, 2024 and April 1, 2023, operating lease expense was $3.7 million and $3.8 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.3 million and $0.8 million, for the three-months ended March 30, 2024 and April 1, 2023, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three-months ended March 30, 2024 and April 1, 2023.
The following table presents current and long-term portion of operating lease liabilities as classified in the condensed consolidated balance sheets (in thousands):

	March 30, 2024	December 30, 2023
Accrued expenses and other current liabilities	$11,753	$11,888
Other long-term liabilities	44,617	47,464
Total operating lease liability	$56,370	$59,352
The Company also has finance leases. The lease term for these arrangements range from three to five years with options to purchase, or ownership transferring at the end of the term.
As of March 30, 2024 and December 30, 2023, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $4.2 million and $4.5 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the three-month ended March 30, 2024 and April 1, 2023 was not material.
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of March 30, 2024 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$106,906	$5,108
Less: interest(1)	50,536	604
Present value of lease liabilities	$56,370	$4,504
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the three-months ended March 30, 2024 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	15.42 years	3.87 years
Weighted average discount rate	10.57%	9.94%
Cash paid for amounts included in the measurement of lease liabilities	$4,145	$99
Leased assets obtained in exchange for new lease liabilities	$275	$—

3.Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the end-customer (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
United States	$164,718	$237,035
Other Americas	19,770	20,555
Europe, Middle East and Africa	95,715	93,250
Asia Pacific	26,719	41,235
Total revenue	$306,922	$392,075
The Company sells its products directly to customers who are predominantly service providers and to channel partners.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Direct	$214,343	$262,862
Indirect	92,579	129,213
Total revenue	$306,922	$392,075
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 30, 2024	December 30, 2023
Assets (Liabilities)
Accounts receivable, net	$265,072	$381,981
Contract assets	$46,792	$46,738
Deferred revenue(1)	$(166,199)	$(157,580)
(1)     Included in this balance are amounts related to services that are subject to cancellation and pro-rated refund rights of $80.2 million and $85.9 million as of March 30, 2024 and December 30, 2023, respectively.
Revenue recognized for the three-months ended March 30, 2024 that was included in the deferred revenue balance at the beginning of the reporting period was $52.1 million. Revenue recognized for the three-months ended April 1, 2023 that was included in the deferred revenue balance at the beginning of the reporting period was $50.9 million. Changes in the contract asset and liability balances during the three-months ended March 30, 2024 and April 1, 2023 were not materially impacted by other factors.

Transaction Price Allocated to the Remaining Performance Obligation
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue and non-cancellable backlog. The Company’s backlog represents purchase orders received from customers for future product shipments and services. The Company’s backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized in the future as of March 30, 2024	$450,451	$52,688	$21,458	$12,558	$7,287	$4,318	$548,760

4.Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments, other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (as defined below and collectively referred to as "convertible senior notes"), approximate their fair values. The fair value of convertible senior notes was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on March 28, 2024 (the last trading day of the quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of March 30, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$757,266	$757,266	$—	$658,609	$658,609
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of March 30, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$125,000	$—	$125,000	$115,000	$—	$115,000
During the three-months ended March 30, 2024, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of March 30, 2024 and December 30, 2023, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed a qualitative analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of March 30, 2024.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements), the Company incurred facilities-related charges of $0.3 million and $0.8 million for the three-months ended March 30, 2024 and April 1, 2023, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs. See Note 7, "Restructuring and Other Related Costs" to the notes to condensed consolidated financial statements for more information.

Cash, Cash Equivalents and Restricted Cash
As of March 30, 2024, the Company had $192.2 million of cash, cash equivalents and restricted cash, including $40.5 million of cash held by its foreign subsidiaries.
As of December 30, 2023, the Company had $173.9 million of cash, cash equivalents and restricted cash, including $48.1 million of cash held by its foreign subsidiaries.
The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the U.S.

5.Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three-months ended March 30, 2024 (in thousands):

Balance as of December 30, 2023	$240,566
Foreign currency translation adjustments	(10,911)
Balance as of March 30, 2024	$229,655
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of March 30, 2024 and December 30, 2023 (in thousands, except for remaining useful life):

	March 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$72,200	$(49,637)	$22,563	2.5
Total intangible assets with finite lives	$72,200	$(49,637)	$22,563

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$72,200	$(47,381)	$24,819	2.8
Total intangible assets with finite lives	$72,200	$(47,381)	$24,819
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expenses were $2.3 million and $7.1 million for the three-months ended March 30, 2024 and April 1, 2023.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 30, 2024 (in thousands):

		Fiscal Years
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Total future amortization expense	$22,563	$6,769	$9,025	$6,769	$—	$—	$—

6.Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the three-months ended March 30, 2024 (in thousands):

Balance as of December 30, 2023	$876
Additions(1)	7
Write offs(2)	(81)
Balance as of March 30, 2024	$802
(1)The new additions during the three-months ended March 30, 2024 are primarily due to specific reserves.
(2)The write offs during the three-months ended March 30, 2024 are primarily amounts fully reserved previously.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three-months ended March 30, 2024 and April 1, 2023, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.3 million, respectively.
For the three-months ended March 30, 2024 and April 1, 2023, the Company's gross amount of trade accounts receivables sold were approximately $5.7 million and $21.2 million, respectively.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	March 30, 2024	December 30, 2023
Inventory
Raw materials	$132,488	$133,561
Work in process	68,618	68,407
Finished goods	219,561	229,195
Total inventory	$420,667	$431,163
Property, plant and equipment, net
Computer hardware	$48,682	$48,611
Computer software(1)	74,843	74,752
Laboratory and manufacturing equipment	359,281	354,103
Land and building	12,372	12,372
Furniture and fixtures	2,864	2,916
Leasehold and building improvements	46,598	46,652
Construction in progress	46,948	41,328
Subtotal	591,588	580,734
Less accumulated depreciation and amortization(2)	(384,823)	(373,737)
Total property, plant and equipment, net	$206,765	$206,997
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$18,407	$17,909
Taxes payable	16,567	24,248
Short-term operating and finance lease liability	12,782	12,905
Restructuring accrual	2,107	6,042
Other accrued expenses and other current liabilities	53,276	49,654
Total accrued expenses	$103,139	$110,758
(1)Included in computer software at March 30, 2024 and December 30, 2023 were $35.0 million and $34.8 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at March 30, 2024 and December 30, 2023 were $8.5 million and $9.6 million, respectively. Also included in computer software at March 30, 2024 and December 30, 2023 was $29.4 million and $29.6 million, respectively, related to term licenses. The unamortized term license costs at March 30, 2024 and December 30, 2023 was $21.1 million and $23.6 million, respectively.
(2)Depreciation expense was $13.1 million and $12.5 million (which includes depreciation of capitalized ERP cost of $1.3 million and $0.9 million, respectively) for the three-months ended March 30, 2024 and April 1, 2023, respectively. Also included in depreciation expense for the three-months ended March 30, 2024 and April 1, 2023 was $2.5 million and $2.2 million, respectively, related to term licenses.
7.Restructuring and Other Related Costs
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
In the three-months ended March 30, 2024 and April 1, 2023, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. This was a result of restructuring initiatives undertaken in previous years.

The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	March 30, 2024		April 1, 2023
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$(27)	$(33)	$—	$—
Lease related impairment charges	—	347	—	786
Others	—	—	—	4
Total	$(27)	$314	$—	$790
Restructuring liabilities are reported within accrued expenses in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Others	Total
Balance at December 30, 2023	$5,887	$—	$155	$6,042
Charges	(60)	347	—	287
Cash Payments	(3,855)	(338)	—	(4,193)
Non-Cash Settlements and Other	(16)	(9)	(4)	(29)
Balance at March 30, 2024	$1,956	$—	$151	$2,107
As of March 30, 2024, the Company's restructuring liability was primarily related to the 2023 Restructuring Plan.
8.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the three-months ended March 30, 2024 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Total
Balance at December 30, 2023	$(59,594)	$24,746	$(34,848)
Other comprehensive loss before reclassifications	(8,068)	—	(8,068)
Amounts reclassified from accumulated other comprehensive loss	—	(110)	(110)
Net current-period other comprehensive loss	(8,068)	(110)	(8,178)
Balance at March 30, 2024	$(67,662)	$24,636	$(43,026)

9.Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three-months ended March 30, 2024 and April 1, 2023, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net loss	$(61,395)	$(8,410)
Weighted average common shares outstanding - basic and diluted	231,533	222,393
Net loss per common share - basic and diluted	$(0.27)	$(0.04)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Convertible senior notes	28,019	40,100
Restricted stock units	17,427	15,582
Performance stock units	4,835	3,685
Total	50,281	59,367
The Company uses the if-converted method for calculating any potential dilutive effect of the convertible senior notes. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three-months ended March 30, 2024 and April 1, 2023, because the effect would have been anti-dilutive.

10.Debt
The following is a summary of the Company's debt as of March 30, 2024 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18,747	$—	$18,747	September 2024
2027 Notes	—	197,070	200,000	March 2027
2028 Notes	—	462,513	473,750	August 2028
Mortgage	6,634	—	6,634	May 2024
Total Debt	$25,381	$659,583	$699,131
The following is a summary of the Company's debt as of December 30, 2023 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18,747	$—	$18,747	September 2024
2027 Notes	—	196,829	200,000	March 2027
2028 Notes	—	461,927	473,750	August 2028
Mortgage	6,765	—	6,765	May 2024
Total Debt	$25,512	$658,756	$699,262
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
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three-months ended March 30, 2024. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three-months ended March 30, 2024.
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
The net proceeds to the Company from this issuance of Additional 2028 Notes were approximately $96.5 million after deducting the placement agent's fee, other debt issuance costs and discount. The Company used approximately $84.0 million of the net proceeds from this issuance to repurchase approximately $83.9 million in aggregate principal amount, which included accrued and unpaid interest, of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the

2024 Notes participating in the issuance of the Additional 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by-creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the Additional 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. The Company recorded an immaterial loss on extinguishment of debt in interest expense, in the condensed consolidated statements of operations for the three-months ended July 1, 2023, which includes the write-off of the related deferred issuance costs.
Interest Expense
The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs on the Company's convertible senior notes (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Contractual interest expense	$5,791	$5,299
Amortization of debt issuance costs and discount	827	785
Total interest expense	$6,618	$6,084
The issuance cost and discount related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.6%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs and discount will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 5 months, 35 months, and 52 months, respectively.
The net carrying amount of the convertible senior notes as of March 30, 2024 and as of December 30, 2023 was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	March 30, 2024	December 30, 2023	March 30, 2024	December 30, 2023	March 30, 2024	December 30, 2023
Principal	$18,747	$18,747	$200,000	$200,000	$473,750	$473,750
Unamortized issuance costs and discount	—	—	(2,930)	(3,171)	(11,237)	(11,823)
Net carrying amount	$18,747	$18,747	$197,070	$196,829	$462,513	$461,927
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

The Loan Agreement also contains certain customary affirmative and negative covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of March 30, 2024, the Company was in compliance with all covenants under the Loan Agreement.
As of March 30, 2024, the Company had availability of $151.1 million under the Credit Facility.
As of March 30, 2024, the Loan Agreement included a $50.0 million letter of credit subfacility and $29.4 million of letters of credit were issued and outstanding.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of principal balance plus accrued unpaid interest due five years from the date of the loan.
On September 24, 2021, the loan was amended to reduce the interest rate from 5.25% to 3.80% for the remaining 31 equal monthly installments of approximately $0.1 million, with the remaining principal payment at maturity date. In March 2024, the loan was further amended to extend its maturity to May 27, 2024 and as a result, the interest rate increased to 7.50% effective March 27, 2024.
As of March 30, 2024, $6.6 million of the loan remained outstanding and is included in short-term debt, net in the condensed consolidated balance sheets.
11.Commitments and Contingencies
The following table sets forth commitments and contingencies related to the Company's various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter

Operating leases(1)(2)	$106,906	$12,281	$14,410	$11,036	$8,669	$6,562	$53,948
Finance lease obligations(3)	5,108	1,214	1,123	1,004	956	811	—
2028 Notes, including interest(4)	553,696	8,883	17,766	17,766	17,766	491,515	—
2027 Notes, including interest(4)	215,000	2,500	5,000	5,000	202,500	—	—
2024 Notes, including interest(4)	18,946	18,946	—	—	—	—	—
Mortgage Payable, including interest(4)	6,677	6,677	—	—	—	—	—
Total contractual obligations	$906,333	$50,501	$38,299	$34,806	$229,891	$498,888	$53,948
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 14 years. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.6 million and $4.6 million as of March 30, 2024 and December 30, 2023, respectively. Of the $4.6 million as of March 30, 2024, $4.4 million is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets. The remainder is classified as accrued expenses and other current liabilities.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(4)See Note 10, "Debt" to the notes to condensed consolidated financial statements for more information.
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts that through certain products we infringe on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleges that NextGen is entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. A Markman hearing was held on

November 14, 2023, and the Court issued its claim construction order on December 22, 2023. Fact discovery closed on December 6, 2023, and expert discovery closed on February 4, 2024. The Court set a May 6, 2024 date for expected trial. On April 14, 2023, we filed petitions with the US Patent and Trademark Office ("USPTO") seeking inter partes reviews to invalidate asserted claims of the asserted NextGen patents. On December 4, 2023, the Patent Trial and Appeal Board of the USPTO denied institution of such inter partes reviews. A mediation was held on March 13, 2024, which resulted in a settlement in principle of the action against us. Following the mediation, the Court entered a stay of all litigation deadlines through May 20, 2024 to enable NextGen and the Company to prepare a written settlement agreement and the appropriate dismissal papers for the Court. The parties are continuing to finalize the written settlement agreement. The Company does not expect that the terms of the settlement will have a material impact on its financial results.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of March 30, 2024 and December 30, 2023, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

12.Stockholders’ Equity
2016 Equity Incentive Plan
In May 2023, the stockholders approved amendments to the 2016 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by an additional 8.1 million shares. As of March 30, 2024, the Company reserved a total of 51.8 million shares of common stock under this plan.
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs. The Company also had an ESPP for all eligible employees which was indefinitely suspended, effective upon the expiration of the offering period that ended August 15, 2023.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2023	11,536	$7.45	$54,802
RSUs granted	7,163	$4.62
RSUs released	(1,009)	$8.42	$4,898
RSUs canceled	(264)	$7.72
Outstanding at March 30, 2024	17,426	$6.23	105,086

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2023	3,653	$7.63	$17,352
PSUs granted	1,224	$6.25
PSUs released	—	$—	$—
PSUs canceled	(42)	$7.74
Outstanding at March 30, 2024	4,835	$7.28	$29,155
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $6.03 at March 28, 2024 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet fully amortized, of the Company’s equity compensation plans as of March 30, 2024. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$86,225	1.90
PSUs	$21,560	2.27

Stock-Based Compensation
The following table summarizes the stock-based compensation expense related to the ESPP, RSUs, and PSUs (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
ESPP	$—	$1,581
RSUs	$12,406	$12,971
PSUs	$2,319	$1,387
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 30, 2024	December 30, 2023
Stock-based compensation effects in inventory	$4,089	$3,895

	Three Months Ended
	March 30, 2024	April 1, 2023
Income tax benefit associated with stock-based compensation	$2,148	$1,984
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,893	$2,276
Research and development	5,112	5,623
Sales and marketing	3,287	3,594
General and administration	4,239	4,158
Total stock-based compensation expense	$14,531	$15,651
13.Income Taxes
Income taxes for the three-months ended March 30, 2024 represented a tax expense of $4.7 million on pre-tax losses of $56.7 million. This compared to a tax expense of $3.6 million on pre-tax losses of $4.8 million for the three-months ended April 1, 2023.
Provision for income taxes increased by approximately $1.1 million during the three-months ended March 30, 2024, compared to the corresponding period in 2023 as a result of an increase in state income taxes and withholding taxes in foreign jurisdictions.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. As of March 30, 2024, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
Additionally, the following table sets forth the Company's property, plant and equipment, net by geographic region (in thousands):

	March 30, 2024	December 30, 2023
United States	$188,798	$188,684
Other Americas	2,766	2,777
Europe, Middle East and Africa	9,366	9,973
Asia Pacific	5,835	5,563
Total property, plant and equipment, net	$206,765	$206,997
15.Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Beginning balance	$33,200	$36,621
Charges to operations	3,514	5,237
Utilization	(4,217)	(5,194)
Change in estimate(1)	(1,005)	(1,030)
Balance at the end of the period	$31,492	$35,634
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
Letters of Credit and Bank Guarantees
The Company had $31.1 million and $24.1 million of standby letters of credit, bank guarantees and surety bonds outstanding as of March 30, 2024 and December 30, 2023, respectively. Details are provided in the table below (in thousands).

	March 30, 2024	December 30, 2023
Customer performance guarantees	$26,618	$19,068
Value added tax license	2,990	3,127
Property leases	1,520	1,894
Total	$31,128	$24,089

Of the $26.6 million related to customer performance guarantees as of March 30, 2024, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million. Of the $19.1 million related to customer performance guarantees as of December 30, 2023, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million.
As of March 30, 2024, of the aforementioned standby letters of credit and bank guarantees outstanding, $2.2 million was backed by cash collateral.
16.Pension and Post-Retirement Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Service cost	$31	$67
Interest cost	712	769
Expected return on plan assets	(734)	(654)
Amortization of actuarial gain	(110)	(937)
Total net periodic benefit cost	$(101)	$(755)
The service cost component is included in operating expenses in the Company's condensed consolidated statements of operations. All other components are included in Other (expense) income, net in the Company's condensed consolidated statements of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the competitive advantages derived from sales of our vertically integrated products; demand growth for additional network capacity, the level and timing of customer capital spending and the impact on customer demand from customers holding excess inventory beyond normalized levels; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; the impact of new customer network footprint on our gross margin; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; our ability to respond to technological changes; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments and initiatives; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; the extent to which public health emergencies could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to our internal control over financial reporting and material weaknesses; statements related to our disclosure controls and procedures; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; expectations regarding the completion of the 2023 Restructuring Plan; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics, pandemics and armed conflicts, such as between Russia and Ukraine and Israel and Hamas; statements related to new accounting standards; expectations about the outcome of legal proceedings; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed on May 17, 2024. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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
Our customers include operators of fixed and mobile networks, including telecommunications service providers, internet content providers ("ICPs"), cable providers, wholesale carriers, research and educational institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to build infrastructure networks that support and deliver high-bandwidth consumer and business communications services. Our edge-to-core portfolio of networking solutions also enables our customers to scale their transport networks as consumer and business services and applications continue to drive growth in demand for network bandwidth. These consumer and business services and applications include, but are not limited to, high-speed internet access, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, Internet of Things, artificial intelligence, machine learning, business Ethernet services and data center interconnect.
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using indium phosphide ("InP"). This technology is used in telecommunications networks to transmit massive amounts of data and support delivery of consumer and business communications services. We have made significant investments in our unique research, development, fabrication and packaging facilities, including our optical compound semiconductor fab in Silicon Valley and advanced test and packaging center in Allentown, Pennsylvania. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation of technology has made it possible to transmit information at a rate of 800 gigabits per second ("Gb/s") using a single laser. Our ongoing research and development initiatives continue to create a path to higher speed transmission and lower cost and power per bit performance for our customers.
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
The large-scale integration of our PICs and advanced digital signal processors ("DSPs") enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These optical engine solutions, branded as Infinite Capacity Engine ("ICE"), include features that customers care about the most, including lowest cost per bit, lowest power per bit, reduced footprint and increased flexibility, reliability, and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond in the core, 400 Gb/s in the metro and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and a lower cost structure.

We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (the "Acquisition"), a privately held global supplier of open network solutions for the largest global network operators. These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a broader global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables. Pluggable optics are optical transmission solutions packaged in smaller and more versatile form factors. They are designed to seamlessly address the rapidly growing market for point-to-point solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, vertically integrated optical engine technology that powers our differentiated optical networking solutions.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three-months ended March 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	March 30, 2024		April 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$235,324	77%	$314,820	80%	$(79,496)	(25)%
Services	71,598	23%	77,255	20%	(5,657)	(7)%
Total revenue	$306,922	100%	$392,075	100%	$(85,153)	(22)%
Cost of revenue:
Product	$156,265	51%	$198,674	51%	$(42,409)	(21)%
Services	40,243	13%	42,947	11%	(2,704)	(6)%
Amortization of intangible assets	—	—%	3,556	1%	(3,556)	(100)%
Restructuring and other related costs	(27)	—%	—	—%	(27)	NMF*
Total cost of revenue	$196,481	64%	$245,177	63%	$(48,696)	(20)%
Gross profit	$110,441	36%	$146,898	37%	$(36,457)	(25)%
*NMF = Not meaningful
Revenue
Total product revenue decreased by $79.5 million, or 25%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023. The year-over-year decline in revenue was driven by decreases primarily across our ICP and service provider customers in the United States.
Total services revenue decreased by $5.7 million, or 7%, for the three-months ended March 30, 2024 compared to the corresponding period in 2023. The decrease was related to lower professional services revenue primarily driven by delays in customer readiness, partially offset by a modest increase in maintenance revenue.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 30, 2024		April 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$164,718	54%	$237,035	60%	$(72,317)	(31)%
International	142,204	46%	155,040	40%	(12,836)	(8)%
	$306,922	100%	$392,075	100%	$(85,153)	(22)%
Total revenue by sales channel:
Direct	$214,343	70%	$262,862	67%	$(48,519)	(18)%
Indirect	92,579	30%	129,213	33%	(36,634)	(28)%
	$306,922	100%	$392,075	100%	$(85,153)	(22)%
    Domestic revenue decreased by $72.3 million, or 31%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023, driven primarily by decreased revenue from our ICP and service provider customers.
International revenue decreased by $12.8 million, or 8%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023, driven primarily by decreased revenue from our other service provider vertical in our Asia Pacific ("APAC") region.

Direct revenue decreased by $48.5 million, or 18%, and indirect revenue decreased by $36.6 million, or 28%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023. The decrease in direct revenue was primarily driven by our ICP and service provider customers in the United States, and the decrease in indirect revenue was primarily driven by customers in our Other Service Provider and ICP verticals in the United States.
Cost of Revenue and Gross Profit and Margin
Gross profit was $110.4 million for the three-months ended March 30, 2024, compared to $146.9 million in the corresponding period in 2023. Gross profit decreased year-over-year as a result of lower revenue. Gross margin decreased modestly to 36% compared to 37% in the corresponding period in 2023. For the three-months ended March 30, 2024, the Company had a higher volume of lower margin line system installations, offset by the decrease in amortization of intangible assets due to developed technology assets that were fully amortized in the third quarter of 2023.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $3.6 million, or 100%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023. The decrease was due to developed technology assets that were fully amortized in the third quarter of 2023.
Restructuring and Other Related Costs
Restructuring and other related costs was immaterial and zero in the three-months ended March 30, 2024 and April 1, 2023, respectively. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 30, 2024		April 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$77,262	25%	$81,042	21%	$(3,780)	(5)%
Sales and marketing	40,745	13%	41,707	11%	(962)	(2)%
General and administrative	32,847	11%	29,235	7%	3,612	12%
Amortization of intangible assets	2,256	1%	3,589	1%	(1,333)	(37)%
Restructuring and other related costs	314	—%	790	—%	(476)	(60)%
Total operating expenses	$153,424	50%	$156,363	40%	$(2,939)	(2)%
Research and Development Expenses
Research and development expenses decreased by $3.8 million, or 5% during the three-months ended March 30, 2024 compared to the corresponding period in 2023. The decrease was primarily attributable to lower employee related expenses, which was modestly offset by higher prototype and small equipment related expenditures for the development of our advanced pluggable solutions.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $1.0 million, or 2%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023. These decreases were primarily attributable to lower customer lab trial expenses.

General and Administrative Expenses
General and administrative expenses increased by $3.6 million, or 12%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023, driven primarily by increased outside professional services expenses.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.3 million, or 37%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023. The decrease was largely due to lower amortization of certain customer relationships and backlog being fully amortized in the first quarter of 2023.
Restructuring and Other Related Costs
Restructuring and other related costs decreased by $0.5 million, or 60%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023. The decrease was primarily due to lower lease-related impairment charges in the three-months ended March 30, 2024. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Other (Expense) Income, Net

	Three Months Ended
	March 30, 2024	April 1, 2023	Change	% Change
	(In thousands)
Interest income	$1,122	$471	$651	138%
Interest expense	(8,629)	(6,800)	(1,829)	27%
Other (loss) gain, net	(6,212)	10,956	(17,168)	(157)%
Total other (expense) income, net	$(13,719)	$4,627	$(18,346)	(396)%
Interest income increased $0.7 million, or 138%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023, primarily due to increased interest from investments in money market funds.
Interest expense increased $1.8 million, or 27%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023, primarily due to the issuance of the $100.0 million in additional aggregate principal amount, in June 2023 (the "Additional 2028 Notes"), of our currently outstanding 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes" and, together with the Additional 2028 Notes, the “2028 Notes"), partially offset by repurchase of the 2.125% Convertible Senior Notes due September 1, 2024 (the “2024 Notes") in June 2023. See Note 10, “Debt” to the notes to condensed consolidated financial statements for more information.
The change in other (loss) gain, net of $17.2 million, or 157%, during the three-months ended March 30, 2024 compared to the corresponding period in 2023, was primarily due to foreign exchange losses in the three- months ended March 30, 2024, driven by foreign currency exchange rate changes.

Income Tax Provision
Income taxes for the three-months ended March 30, 2024 represented a tax expense of $4.7 million on pre-tax losses of $56.7 million. This compared to a tax expense of $3.6 million on pre-tax losses of $4.8 million for the three-months ended April 1, 2023. Provision for income taxes increased by approximately $1.1 million during the three-months ended March 30, 2024 compared to the corresponding period in 2023 as a result of an increase in state income taxes and withholding taxes in foreign jurisdictions.
The U.S. recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to repurchases of stock by U.S. corporations, including certain transactions with the Capped Calls. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The Council of the European Union adopted this initiative by European Union member states on December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Any changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 (the "Jobs Act") eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and 15 tax years, respectively. This provision may materially increase our effective tax rate and reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits.
Liquidity and Capital Resources

	Three Months Ended
	March 30, 2024	April 1, 2023

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$24,026	$(1,769)
Investing activities	$(8,076)	$(16,809)
Financing activities	$(3,022)	$4,807

	March 30, 2024	December 30, 2023

	(In thousands)
Cash and cash equivalents	$190,841	$172,505
Restricted cash	1,322	1,354
	$192,163	$173,859
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the three-months ended March 30, 2024 was $24.0 million compared to $1.8 million net cash used in operating activities for the corresponding period in 2023.
Net loss during the three-months ended March 30, 2024 was $61.4 million, which primarily included non-cash charges of $32.7 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs and discount, operating lease expense, and stock-based compensation, compared to a net loss during the three-months ended April 1, 2023 of $8.4 million, which included non-cash charges of $37.3 million.
Net cash provided by working capital was $52.8 million during the three-months ended March 30, 2024. Accounts receivable decreased by $115.4 million due to collections and seasonally lower customer billings. Inventory levels decreased by $10.2 million primarily due to our efforts to reduce inventory. Prepaid and other assets increased by $14.8 million primarily due to increase in customer contract assets, contract manufacturing-related deposits and prepaid taxes. Accounts payable decreased by $64.6 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses decreased by $2.6 million primarily due payment of taxes, and severance payments related to 2023 Restructuring Plan. Deferred revenue increased by $9.3 million primarily due to higher maintenance billings during the period.
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
Investing Activities
Net cash used in investing activities during the three-months ended March 30, 2024 was $8.1 million, entirely for the purchase of property and equipment. This was primarily due to capital expenditures related to laboratory and manufacturing equipment.
Net cash used in investing activities during the three-months ended April 1, 2023 was $16.8 million, entirely for the purchase of property and equipment.
Financing Activities
Net cash used in financing activities during the three-months ended March 30, 2024 was $3.0 million compared to net cash provided by financing activities of $4.8 million in the corresponding period of 2023. Financing activities during the three-months ended March 30, 2024 primarily included payment of $2.6 million for term licenses, and tax withholdings in the amount of $0.2 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities during the three-months ended April 1, 2023 was $4.8 million. Financing activities during the three-months ended April 1, 2023 primarily included net proceeds of $8.7 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $2.3 million term license purchases, and tax withholdings in the amount of $1.1 million paid on behalf of certain employees for net share settlements of RSUs.
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
As of March 30, 2024, we had no drawings outstanding under the Credit Facility and we had availability of $151.1 million under the Credit Facility. For more information regarding the Credit Facility, see Note 10, “Debt” to the notes to condensed consolidated financial statements.
As of March 30, 2024, we had $192.2 million of cash, cash equivalents and restricted cash including $40.5 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the U.S. of the Jobs Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the quarters ended March 30, 2024 and December 30, 2023. See Note 15, “Guarantees” to the notes to condensed consolidated financial statements for further information.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q (March 30, 2024), our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in "Management's Report on Internal Control Over Financial Reporting" below.
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
While these material weaknesses did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of March 30, 2024.
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
Changes in Internal Control over Financial Reporting
Except for the unremediated material weaknesses noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three-months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A relatively small number of end-customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended March 30, 2024, our top ten end-customers accounted for approximately 53% of our total revenue and no end-customer accounted for 10% or more of our total revenue. For 2023, our top ten end-customers accounted for approximately 52% of our total revenue and one end-customer accounted for 10% of our total revenue.
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
Product performance problems, including undetected errors in our hardware or software, or deployment delays, and product security vulnerabilities could harm our business, results of operations and reputation.
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
In addition, our suppliers in the communications networking industry have continued to consolidate in recent years. For example, II-VI acquired Coherent in 2022. Supplier consolidation may lead to increased prices of components for our products, deployment delays or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.

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
As of March 30, 2024, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $18.7 million, $200.0 million and $473.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
Sales of our products into international markets continue to be an important part of our business. During 2023, 2022 and 2021, we derived approximately 38%, 45% and 53%, respectively, of our revenue from end-customers outside of the U.S. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the U.S. and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the quarter ended March 30, 2024, less than 1% of our revenue was derived from customers in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see the information set forth under the heading “Legal Matters” in Part 1, Item 1, Note 11, Commitments and Contingencies.
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
As described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q, we identified control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle) and inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting, resulting in the determination that our disclosure controls and procedures were not effective as of March 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we determined that (i) within the revenue cycle, controls over the annual establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers, (ii) within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not designed and operating effectively to support such judgements, (iii) controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory, did not operate effectively and (iv) as related to our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of Information Produced by the Entity ("IPE"). These material weaknesses indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, which impacted our ability to adequately design, implement and monitor financial reporting controls related to our revenue cycle and inventory cycle that identify and mitigate risks of material misstatements in our financial statements.
In response to the identified material weaknesses, management has implemented or plans to implement the remediation measures described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q. While management believes these remediation measures will remediate the identified material weaknesses and strengthen our overall internal control over financial reporting, the identified material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures. Despite these efforts, we may nevertheless be unsuccessful in remediating the identified material weaknesses. Further, additional weaknesses in our internal control over financial reporting or disclosure controls and procedures may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. For example, we were unable to file this Quarterly Report on Form 10-Q by the initial deadline of May 9, 2024, due to the reasons described in the Notification of Late Filing on Form 12b-25, filed with the SEC on May 10, 2024. Our failure to file periodic and certain current reports with the SEC in a timely manner could impact our operations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities and could adversely impact our business.
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
We are subject to complex U.S. and foreign environmental rules and regulations or other social initiatives that impact how and where we manufacture our products. In particular, our manufacturing operations use substances that are regulated by various federal, state, local, foreign and international laws and regulations governing health, safety and the environment, including U.S. Environmental Protection Agency regulations and the Waste Electrical and Electronic Equipment Directive, Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS") and Registration, Evaluation, Authorization, and Restriction of Chemicals regulations adopted by the E.U. From time to time, the E.U. restricts or considers restricting certain substances under these directives. For example, InP has been considered for restriction under RoHS. Any restriction of InP or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 24, 2024