Form 10-Q
period 2024-06-29
Infinera Corp
filed 2024-08-02
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2024, 235,663,546 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 29, 2024

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 29, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$114,670	$172,505
Short-term restricted cash	333	517
Accounts receivable, net	284,382	381,981
Inventory	384,258	431,163
Prepaid expenses and other current assets	167,144	129,218
Total current assets	950,787	1,115,384
Property, plant and equipment, net	220,163	206,997
Operating lease right-of-use assets	38,836	39,973
Intangible assets, net	20,306	24,819
Goodwill	230,688	240,566
Long-term restricted cash	649	837
Other long-term assets	57,406	50,662
Total assets	$1,518,835	$1,679,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,904	$299,005
Accrued expenses and other current liabilities	131,572	110,758
Accrued compensation and related benefits	53,837	85,203
Short-term debt, net	25,273	25,512
Accrued warranty	14,937	17,266
Deferred revenue	140,926	136,248
Total current liabilities	604,449	673,992
Long-term debt, net	660,420	658,756
Long-term accrued warranty	14,521	15,934
Long-term deferred revenue	21,985	21,332
Long-term deferred tax liability	1,694	1,805
Long-term operating lease liabilities	44,795	47,464
Other long-term liabilities	39,383	43,364
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 29, 2024 and December 30, 2023 Issued and outstanding shares – 235,135 as of June 29, 2024 and 230,994 as of December 30, 2023	235	231
Additional paid-in capital	1,998,670	1,976,014
Accumulated other comprehensive loss	(32,829)	(34,848)
Accumulated deficit	(1,834,488)	(1,724,806)
Total stockholders' equity	131,588	216,591
Total liabilities and stockholders’ equity	$1,518,835	$1,679,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue:
Product	$266,470	$299,624	$501,794	$614,444
Services	76,269	76,604	147,867	153,859
Total revenue	342,739	376,228	649,661	768,303
Cost of revenue:
Cost of product	167,290	188,166	323,555	386,840
Cost of services	39,152	41,733	79,395	84,680
Amortization of intangible assets	—	3,537	—	7,093
Restructuring and other related costs	703	—	676	—
Total cost of revenue	207,145	233,436	403,626	478,613
Gross profit	135,594	142,792	246,035	289,690
Operating expenses:
Research and development	74,678	79,346	151,940	160,388
Sales and marketing	41,897	41,624	82,642	83,331
General and administrative	34,107	31,159	66,954	60,394
Amortization of intangible assets	2,256	3,523	4,512	7,112
Merger-related charges(1)	8,517	—	8,517	—
Restructuring and other related costs	3,948	1,431	4,262	2,221
Total operating expenses	165,403	157,083	318,827	313,446
Loss from operations	(29,809)	(14,291)	(72,792)	(23,756)
Other (expense) income, net:
Interest income	793	717	1,915	1,188
Interest expense	(8,163)	(7,387)	(16,792)	(14,187)
Other (loss) gain, net	(11,183)	7,170	(17,395)	18,126
Total other (expense) income, net	(18,553)	500	(32,272)	5,127
Loss before income taxes	(48,362)	(13,791)	(105,064)	(18,629)
(Benefit from) provision for income taxes	(75)	6,472	4,618	10,044
Net loss	$(48,287)	$(20,263)	$(109,682)	$(28,673)
Net loss per common share:
Basic	$(0.21)	$(0.09)	$(0.47)	$(0.13)
Diluted	$(0.21)	$(0.09)	$(0.47)	$(0.13)
Weighted average shares used in computing net loss per common share:
Basic	234,349	225,922	232,941	224,159
Diluted	234,349	225,922	232,941	224,159
(1)     Represents charges incurred directly in connection with the pending merger with Nokia. See Note 1, Basis of Presentation and Significant Accounting Policies, for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(48,287)	$(20,263)	$(109,682)	$(28,673)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10,306	(16,973)	2,238	(24,144)
Actuarial loss on pension liabilities	—	—	—	(447)
Amortization of actuarial (gain) loss	(109)	740	(219)	(197)
Net change in accumulated other comprehensive income (loss)	10,197	(16,233)	2,019	(24,788)
Comprehensive loss	$(38,090)	$(36,496)	$(107,663)	$(53,461)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 30, 2024	231,962	$232	$1,990,537	$(43,026)	$(1,786,201)	$161,542
Restricted stock units released	3,429	3	—	—	—	3
Shares withheld for tax obligations	(256)	—	(1,397)	—	—	(1,397)
Stock-based compensation	—	—	9,530	—	—	9,530
Other comprehensive loss	—	—	—	10,197	—	10,197
Net loss	—	—	—	—	(48,287)	(48,287)
Balance at June 29, 2024	235,135	$235	$1,998,670	$(32,829)	$(1,834,488)	$131,588

	Six Months Ended June 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2023	230,994	$231	$1,976,014	$(34,848)	$(1,724,806)	$216,591
Restricted stock units released	4,438	4	—	—	—	4
Shares withheld for tax obligations	(297)	—	(1,599)	—	—	(1,599)
Stock-based compensation	—	—	24,255	—	—	24,255
Other comprehensive loss	—	—	—	2,019	—	2,019
Net loss	—	—	—	—	(109,682)	(109,682)
Balance at June 29, 2024	235,135	$235	$1,998,670	$(32,829)	$(1,834,488)	$131,588

	Three Months Ended July 1, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	224,832	$225	$1,925,060	$(31,026)	$(1,708,003)	$186,256
Restricted stock units released	1,744	1	—	—	—	1
Shares withheld for tax obligations	(88)	—	(567)	—	—	(567)
Stock-based compensation	—	—	17,984	—	—	17,984
Other comprehensive loss	—	—	—	(16,233)	—	(16,233)
Net loss	—	—	—	—	(20,263)	(20,263)
Balance at July 1, 2023	226,488	$226	$1,942,477	$(47,259)	$(1,728,266)	$167,178

	Six Months Ended July 1, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	1,775	2	8,734	—	—	8,736
Restricted stock units released	4,545	4	—	—	—	4
Shares withheld for tax obligations	(240)	—	(1,668)	—	—	(1,668)
Stock-based compensation	—	—	33,920	—	—	33,920
Other comprehensive loss	—	—	—	(24,788)	—	(24,788)
Net loss	—	—	—	—	(28,673)	(28,673)
Balance at July 1, 2023	226,488	$226	$1,942,477	$(47,259)	$(1,728,266)	$167,178
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net loss	$(109,682)	$(28,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,986	39,401
Non-cash restructuring charges and other related costs	52	1,155
Amortization of debt issuance costs and discount	1,825	2,108
Operating lease expense	4,506	4,279
Stock-based compensation expense	24,332	33,649
Other, net	(174)	(682)
Changes in assets and liabilities:
Accounts receivable	94,764	94,216
Inventory	46,148	(53,162)
Prepaid expenses and other current assets	(52,618)	11,377
Accounts payable	(78,074)	(28,023)
Accrued expenses and other current liabilities	(4,634)	(50,699)
Deferred revenue	6,641	(25,295)
Net cash used in operating activities	(35,928)	(349)
Cash Flows from Investing Activities:
Purchase of property and equipment	(22,658)	(27,582)
Net cash used in investing activities	(22,658)	(27,582)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes, net of discount	—	98,751
Repayment of 2024 Notes	—	(83,446)
Payment of debt issuance cost	—	(2,030)
Proceeds from asset-based revolving credit facility	25,000	—
Repayment of asset-based revolving credit facility	(25,000)	—
Repayment of mortgage payable	(240)	(253)
Principal payments on finance lease obligations	(372)	(471)
Payment of term license obligation	(5,148)	(5,505)
Proceeds from issuance of common stock	4	8,738
Tax withholding paid on behalf of employees for net share settlement	(1,599)	(1,668)
Net cash (used in) provided by financing activities	(7,355)	14,116
Effect of exchange rate changes on cash	7,734	(8,629)
Net change in cash, cash equivalents and restricted cash	(58,207)	(22,444)
Cash, cash equivalents and restricted cash at beginning of period	173,859	189,203
Cash, cash equivalents and restricted cash at end of period(1)	$115,652	$166,759

	Six Months Ended
	June 29, 2024	July 1, 2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$13,360	$8,983
Cash paid for interest	$13,237	$11,076
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$—	$375
Property and equipment included in accounts payable and accrued liabilities	$26,888	$16,068
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$18,832	$10,276
(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	June 29, 2024	July 1, 2023

Cash and cash equivalents	$114,670	$163,007
Short-term restricted cash	333	2,449
Long-term restricted cash	649	1,303
Total cash, cash equivalents and restricted cash	$115,652	$166,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Significant Accounting Policies
Infinera Corporation ("Infinera" or the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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
For both the three- and six-months ended June 29, 2024, no end-customer accounted for 10% or more of the Company's total revenue. For the three-months ended July 1, 2023, one end-customer accounted for 13% of the Company's total revenue and for the six-months ended July 1, 2023, no end-customer accounted for 10% or more of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the six-months ended June 29, 2024 compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Nokia Merger Agreement
On June 27, 2024, Infinera, Nokia Corporation, a company incorporated under the laws of the Republic of Finland (“Nokia”) and Neptune of America Corporation, a Delaware corporation and wholly owned subsidiary of Nokia (“Merger Sub”) entered into an Agreement and Plan of Merger (as it may be amended, modified or waived from time to time, the “Merger Agreement”) that provides for Merger Sub to merge with and into Infinera (the “Merger”), with Infinera surviving the Merger as a wholly owned subsidiary of Nokia.
Upon and subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Common Stock that is issued and outstanding as of immediately prior to the Effective Time will be automatically canceled, extinguished and converted into, at the election of the holder, the right to receive the following consideration, subject to proration in accordance with the Merger Agreement:
•cash in an amount equal to $6.65, without interest thereon (such consideration, the "Cash Consideration");

•a number of ordinary shares, with no nominal value and in book-entry form, of Nokia ("Nokia Shares") based on an exchange ratio of 1.7896 Nokia Shares for each share of Common Stock (the "Share Consideration"); or
•cash in an amount equal to $4.66, without interest, and a number of Nokia Shares based on an exchange ratio of 0.5355 for each share of Common Stock (the "Mixed Consideration").
In each case, the Nokia Shares will be delivered in the form of American Depositary Shares (the “Nokia ADSs”), with each Nokia ADS representing the right to one Nokia Share. The election right for holders of Common Stock with respect to the Mixed Consideration and the Share Consideration will be subject to proration pursuant to the terms of the Merger Agreement.
Completion of the Merger is subject to customary conditions, including but not limited to the adoption of the Merger Agreement by the Company’s stockholders; the satisfaction of certain domestic and foreign regulatory approvals, filings and authorizations, including antitrust clearance in the United States, antitrust approval by the European Commission, antitrust approval in the United Kingdom and antitrust approvals in other non-U.S. jurisdictions, and in connection with certain foreign investment laws in the U.S. and other specified locations, including filings with CFIUS and foreign investment authorities in certain non-U.S. jurisdictions; the absence of a law or order preventing, materially enjoining, materially restraining or materially impairing the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.
The Merger Agreement includes certain customary termination rights for the Company and Nokia. Upon termination of the Merger Agreement in certain circumstances, the Company may be required to pay Nokia a termination fee of $65.0 million, and Nokia may be required to pay the Company a termination fee of $130.0 million.
The Merger is expected to close in the first half of 2025.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 28, 2024.
Other than transaction expenses associated with the proposed Merger of $8.5 million recorded in operating expense in the accompanying condensed consolidated statements of operations for the quarter ended June 29, 2024, the terms of the Merger Agreement did not impact the Company’s condensed consolidated financial statements for the quarter ended June 29, 2024.
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

2.Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three- and six-months ended June 29, 2024, operating lease expense was $3.7 million and $7.4 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.4 million and $0.7 million, for the three- and six-months ended June 29, 2024, respectively.
For the three- and six-months ended July 1, 2023, operating lease expense was $4.4 million and $8.2 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $1.4 million and $2.2 million, for the three- and six-months ended July 1, 2023, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and six-month periods ended June 29, 2024 and July 1, 2023.
The following table presents current and long-term portion of operating lease liabilities as classified in the condensed consolidated balance sheets (in thousands):

	June 29, 2024	December 30, 2023
Accrued expenses and other current liabilities	$12,219	$11,888
Other long-term liabilities	44,795	47,464
Total operating lease liability	$57,014	$59,352
The Company also has finance leases. The lease term for these arrangements range from three to five years with options to purchase, or ownership transferring at the end of the term.
As of June 29, 2024 and December 30, 2023, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $3.6 million and $4.5 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the three- and six-month periods ended June 29, 2024 and July 1, 2023 was not material.
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of June 29, 2024 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$107,122	$4,831
Less: interest(1)	50,108	525
Present value of lease liabilities	$57,014	$4,306
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the six-months ended June 29, 2024 (in thousands, except for lease term, discount rate and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	15.1 years	3.8 years
Weighted average discount rate	10.64%	10.00%
Cash paid for amounts included in the measurement of lease liabilities	$8,416	$372
Leased assets obtained in exchange for new lease liabilities	$3,923	$—

3.Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the end-customer (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$200,478	$217,114	$365,196	$454,149
Other Americas	28,316	23,157	48,086	43,712
Europe, Middle East and Africa	84,197	85,643	179,912	178,893
Asia Pacific	29,748	50,314	56,467	91,549
Total revenue	$342,739	$376,228	$649,661	$768,303
The Company sells its products directly to customers and to channel partners.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Direct	$211,030	$237,584	$425,373	$500,446
Indirect	131,709	138,644	224,288	267,857
Total revenue	$342,739	$376,228	$649,661	$768,303
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 29, 2024	December 30, 2023
Assets (Liabilities)
Accounts receivable, net	$284,382	$381,981
Contract assets	$73,970	$46,738
Contract liabilities(1)	$(22,145)	$(3,313)
Deferred revenue(2)	$(162,911)	$(157,580)
(1)     Included in this balance are deposits, customer advances and variable rebates and incentives.
(2)     Included in this balance are amounts related to services that are subject to cancellation and pro-rated refund rights of $63.8 million and $85.9 million as of June 29, 2024 and December 30, 2023, respectively.
Revenue recognized for the three- and six-months ended June 29, 2024 that was included in the deferred revenue balance at the beginning of the reporting period was $41.1 million and $93.2 million, respectively. Revenue recognized for the three- and six-months ended July 1, 2023 that was included in the deferred revenue balance at the beginning of the reporting period was $44.4 million and $95.3 million, respectively. Changes in the contract asset and liability balances during the three- and six-month periods ended June 29, 2024 and July 1, 2023 were not materially impacted by other factors.

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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized in the future as of June 29, 2024	$426,065	$71,700	$28,897	$19,812	$12,363	$4,751	$563,588

4.Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments, other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (as defined below and collectively referred to as "convertible senior notes"), approximate their fair values. The fair value of convertible senior notes was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on June 28, 2024 (the last trading day of the quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of June 29, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$732,613	$732,613	$—	$658,609	$658,609
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of June 29, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$50,000	$—	$50,000	$115,000	$—	$115,000
During the six-months ended June 29, 2024, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of June 29, 2024 and December 30, 2023, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed a qualitative analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of June 29, 2024.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements), the Company incurred facilities-related charges of $0.4 million and $0.7 million for the three- and six-months ended June 29, 2024, respectively. The Company incurred facilities-related charges of $1.4 million and $2.2 million for the three- and six-months ended July 1, 2023, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs. See Note 7, "Restructuring and Other Related Costs" to the notes to condensed consolidated financial statements for more information.

Cash, Cash Equivalents and Restricted Cash
As of June 29, 2024, the Company had $115.7 million of cash, cash equivalents and restricted cash, including $38.9 million of cash held by its foreign subsidiaries.
As of December 30, 2023, the Company had $173.9 million of cash, cash equivalents and restricted cash, including $48.1 million of cash held by its foreign subsidiaries.
The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the U.S.

5.Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six-months ended June 29, 2024 (in thousands):

Balance as of December 30, 2023	$240,566
Foreign currency translation adjustments	(9,878)
Balance as of June 29, 2024	$230,688
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 29, 2024 and December 30, 2023 (in thousands, except for remaining useful life):

	June 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$72,200	$(51,894)	$20,306	2.3
Total intangible assets with finite lives	$72,200	$(51,894)	$20,306

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$72,200	$(47,381)	$24,819	2.8
Total intangible assets with finite lives	$72,200	$(47,381)	$24,819
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expenses were $2.3 million and $4.5 million for the three- and six-months ended June 29, 2024, respectively. Amortization expenses were $7.1 million and $14.2 million for the three- and six-months ended July 1, 2023, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 29, 2024 (in thousands):

		Fiscal Years
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Total future amortization expense	$20,306	$4,513	$9,025	$6,768	$—	$—	$—

6.Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a roll forward of the allowance for credit losses for accounts receivable for the six-months ended June 29, 2024 (in thousands):

Balance as of December 30, 2023	$876
Additions(1)	408
Write offs(2)	(105)
Balance as of June 29, 2024	$1,179
(1)The new additions during the six-months ended June 29, 2024 are primarily due to specific reserves.
(2)The write offs during the six-months ended June 29, 2024 are primarily amounts fully reserved previously.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and six-months ended June 29, 2024, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.2 million, respectively. For the three- and six-months ended July 1, 2023, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.4 million, respectively.
For the three- and six-months ended June 29, 2024, the Company's gross amount of trade accounts receivables sold was approximately $8.6 million and $14.3 million, respectively. For the three- and six-months ended July 1, 2023, the Company's gross amount of trade accounts receivables sold was approximately $13.2 million and $34.4 million, respectively.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	June 29, 2024	December 30, 2023
Inventory
Raw materials	$119,421	$133,561
Work in process	68,695	68,407
Finished goods	196,142	229,195
Total inventory	$384,258	$431,163
Property, plant and equipment, net
Computer hardware	$48,822	$48,611
Computer software(1)	74,033	74,752
Laboratory and manufacturing equipment	364,789	354,103
Land and building	12,372	12,372
Furniture and fixtures	3,144	2,916
Leasehold and building improvements	46,505	46,652
Construction in progress	65,914	41,328
Subtotal	615,579	580,734
Less accumulated depreciation and amortization(2)	(395,416)	(373,737)
Total property, plant and equipment, net	$220,163	$206,997
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$17,539	$17,909
Taxes payable	16,748	24,248
Short-term operating and finance lease liability	13,091	12,905
Restructuring accrual	4,924	6,042
Other accrued expenses and other current liabilities(3)	79,270	49,654
Total accrued expenses	$131,572	$110,758
(1)Included in computer software at June 29, 2024 and December 30, 2023 were $34.6 million and $34.8 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at June 29, 2024 and December 30, 2023 were $7.4 million and $9.6 million, respectively. Also included in computer software at June 29, 2024 and December 30, 2023 was $29.1 million and $29.6 million, respectively, related to term licenses. The unamortized term license costs at June 29, 2024 and December 30, 2023 was $18.6 million and $23.6 million, respectively.
(2)Depreciation expense was $13.3 million and $26.4 million (which includes depreciation of capitalized ERP cost of $1.2 million and $2.5 million, respectively) for the three- and six-months ended June 29, 2024, respectively. Also included in depreciation expense for the three- and six-months ended June 29, 2024 was $2.5 million and $5.0 million, respectively, related to term licenses. Depreciation expense was $12.7 million and $25.2 million (which includes depreciation of capitalized ERP cost of $1.3 million and $2.2 million, respectively) for the three- and six-months ended July 1, 2023, respectively. Also included in depreciation expense for the three- and six-months ended July 1, 2023 was $2.2 million and $4.4 million, respectively, related to term licenses.
(3)Other accrued expenses and other current liabilities included contract liabilities. See Note 3, “Revenue Recognition” to the notes to condensed consolidated financial statements for more information.
7.Restructuring and Other Related Costs
In 2023, the Company implemented a restructuring initiative to reduce costs (the "2023 Restructuring Plan"). In relation to the 2023 Restructuring Plan, the Company incurred and recorded $6.6 million in total of which $5.9 million was recorded in 2023 and $0.7 million was recorded in the three-months ended June 29, 2024. The 2023 Restructuring Plan is expected to be completed in 2024 with the remaining associated payments made in 2024.

In 2024, the Company implemented a restructuring initiative to reduce costs (the "2024 Restructuring Plan"). In relation to the 2024 Restructuring Plan, the Company incurred and recorded $3.5 million of restructuring costs in the three-months ended June 29, 2024. The 2024 Restructuring Plan is expected to be completed in 2024 with the associated payments made in 2024 and 2025. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
In the three- and six-month periods ended June 29, 2024 and July 1, 2023, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. This was a result of restructuring initiatives undertaken in previous years.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	June 29, 2024		July 1, 2023
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$703	$3,566	$—	$—
Lease related impairment charges	—	382	—	1,375
Others	—	—	—	56
Total	$703	$3,948	$—	$1,431

	Six Months Ended
	June 29, 2024		July 1, 2023
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$676	$3,533	$—	$—
Lease related impairment charges	—	729	—	2,161
Others	—	—	—	60
Total	$676	$4,262	$—	$2,221
Restructuring liabilities are reported within accrued expenses in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Others	Total
Balance at December 30, 2023	$5,887	$—	$155	$6,042
Charges	4,209	729	—	4,938
Cash Payments	(5,292)	(712)	—	(6,004)
Non-Cash Settlements and Other	(30)	(17)	(5)	(52)
Balance at June 29, 2024	$4,774	$—	$150	$4,924
As of June 29, 2024, the Company's restructuring liability was primarily related to the 2024 Restructuring Plan.

8.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the six-months ended June 29, 2024 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Total
Balance at December 30, 2023	$(59,594)	$24,746	$(34,848)
Other comprehensive loss before reclassifications	2,238	—	2,238
Amounts reclassified from accumulated other comprehensive loss	—	(219)	(219)
Net current-period other comprehensive loss	2,238	(219)	2,019
Balance at June 29, 2024	$(57,356)	$24,527	$(32,829)

9.Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three- and six-month periods ended June 29, 2024 and July 1, 2023, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(48,287)	$(20,263)	$(109,682)	$(28,673)
Weighted average common shares outstanding - basic and diluted	234,349	225,922	232,941	224,159
Net loss per common share - basic and diluted	$(0.21)	$(0.09)	$(0.47)	$(0.13)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Convertible senior notes	28,019	35,116	28,019	37,608
Restricted stock units	14,971	14,212	16,199	14,897
Performance stock units	3,763	3,675	4,299	3,680
Employee stock purchase plan shares	—	212	—	106
Total	46,753	53,215	48,517	56,291
The Company uses the if-converted method for calculating any potential dilutive effect of the convertible senior notes. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three- and six-month periods ended June 29, 2024 and July 1, 2023, because the effect would have been anti-dilutive.

10.Debt
The following is a summary of the Company's debt as of June 29, 2024 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18,747	$—	$18,747	September 2024
2027 Notes	—	197,315	200,000	March 2027
2028 Notes	—	463,105	473,750	August 2028
Mortgage	6,526	—	6,526	August 2024
Total Debt	$25,273	$660,420	$699,023
The following is a summary of the Company's debt as of December 30, 2023 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18,747	$—	$18,747	September 2024
2027 Notes	—	196,829	200,000	March 2027
2028 Notes	—	461,927	473,750	August 2028
Mortgage	6,765	—	6,765	May 2024
Total Debt	$25,512	$658,756	$699,262
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"). In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022 and in June 2023, the Company issued $373.8 million and $100.0 million, respectively, aggregate principal amounts of 3.75% Convertible Senior Notes due 2028 (together, the "2028 Notes", and together with the 2024 Notes and 2027 Notes, the “convertible senior notes”). The 2024 Notes bear interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. No sinking fund is provided for the convertible senior notes.
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three- and six-months ended June 29, 2024. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three- and six-months ended June 29, 2024.
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
Interest Expense
The following table presents the interest expense related to the contractual interest coupon and the amortization of debt issuance costs on the Company's convertible senior notes (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Contractual interest expense	$5,791	$5,370	$11,582	$10,669
Amortization of debt issuance costs and discount	837	1,659	1,664	2,444
Total interest expense	$6,628	$7,029	$13,246	$13,113
The issuance cost and discount related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.6%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs and discount will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 2 months, 32 months, and 49 months, respectively.
The net carrying amount of the convertible senior notes as of June 29, 2024 and as of December 30, 2023 was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	June 29, 2024	December 30, 2023	June 29, 2024	December 30, 2023	June 29, 2024	December 30, 2023
Principal	$18,747	$18,747	$200,000	$200,000	$473,750	$473,750
Unamortized issuance costs and discount	—	—	(2,685)	(3,171)	(10,645)	(11,823)
Net carrying amount	$18,747	$18,747	$197,315	$196,829	$463,105	$461,927
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

The Loan Agreement also contains certain customary affirmative and negative covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of June 29, 2024, the Company was in compliance with all covenants under the Loan Agreement.
As of June 29, 2024, the Company had availability of $132.1 million under the Credit Facility.
As of June 29, 2024, the Loan Agreement included a $50.0 million letter of credit subfacility and $29.0 million of letters of credit were issued and outstanding.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of principal balance plus accrued unpaid interest due five years from the date of the loan.
On September 24, 2021, the loan was amended to reduce the interest rate from 5.25% to 3.80% for the remaining 31 equal monthly installments of approximately $0.1 million, with the remaining principal payment at maturity date. In March 2024, a second amendment to the loan was executed to extend its maturity to May 27, 2024 and as a result, the interest rate increased to 7.50% effective March 27, 2024. In May 2024, an amendment to the loan was executed to extend its maturity to August 25, 2024.
As of June 29, 2024, $6.5 million of the loan remained outstanding and is included in short-term debt, net in the condensed consolidated balance sheets.
11.Commitments and Contingencies
The following table sets forth commitments and contingencies related to the Company's various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter

Operating leases(1)(2)	$107,122	$8,351	$14,916	$12,388	$10,967	$6,554	$53,946
Finance lease obligations(3)	4,831	940	1,121	1,003	955	812	—
2028 Notes, including interest(4)	553,696	8,883	17,766	17,766	17,766	491,515	—
2027 Notes, including interest(4)	215,000	2,500	5,000	5,000	202,500	—	—
2024 Notes, including interest(4)	18,946	18,946	—	—	—	—	—
Mortgage Payable, including interest(4)	6,607	6,607	—	—	—	—	—
Total contractual obligations	$906,202	$46,227	$38,803	$36,157	$232,188	$498,881	$53,946
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 14 years. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.4 million and $4.6 million as of June 29, 2024 and December 30, 2023, respectively. The entire $4.4 million as of June 29, 2024, is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(4)See Note 10, "Debt" to the notes to condensed consolidated financial statements for more information.
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts that through certain products we infringe on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleges that NextGen is entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. A Markman hearing was held on

November 14, 2023, and the Court issued its claim construction order on December 22, 2023. Fact discovery closed on December 6, 2023, and expert discovery closed on February 4, 2024. The Court set a May 6, 2024 date for expected trial. On April 14, 2023, we filed petitions with the US Patent and Trademark Office ("USPTO") seeking inter partes reviews to invalidate asserted claims of the asserted NextGen patents. On December 4, 2023, the Patent Trial and Appeal Board of the USPTO denied institution of such inter partes reviews. A mediation was held on March 13, 2024, which resulted in a settlement in principle of the action against us. The parties are continuing to finalize a written settlement agreement and the appropriate dismissal papers for the Court. The Company does not expect that the terms of the settlement will have a material impact on its financial results.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of June 29, 2024 and December 30, 2023, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

12.Stockholders’ Equity
2016 Equity Incentive Plan
In June 2024, the stockholders approved amendments to the 2016 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by an additional 7.1 million shares. As of June 29, 2024, the Company reserved a total of 58.9 million shares of common stock under this plan.
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs. The Company also had an ESPP for all eligible employees which was indefinitely suspended, effective upon the expiration of the offering period that ended August 15, 2023.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2023	11,536	$7.45	$54,802
RSUs granted	8,128	$4.71
RSUs released	(4,032)	$7.70	$22,067
RSUs canceled	(661)	$6.97
Outstanding at June 29, 2024	14,971	$5.92	91,176

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2023	3,653	$7.63	$17,352
PSUs granted	1,224	$6.80
PSUs released	(406)	$8.61	$2,047
PSUs canceled	(708)	$6.99
Outstanding at June 29, 2024	3,763	$7.37	$22,919
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $6.09 at June 28, 2024 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet fully amortized, of the Company’s equity compensation plans as of June 29, 2024. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$75,985	1.85
PSUs	$15,828	1.84

Stock-Based Compensation
The following table summarizes the stock-based compensation expense related to the ESPP, RSUs, and PSUs (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
ESPP	$—	$1,491	$—	$3,072
RSUs	$12,731	$13,800	$25,137	$26,771
PSUs	$(3,135)	$2,682	$(816)	$4,069
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 29, 2024	December 30, 2023
Stock-based compensation effects in inventory	$3,884	$3,895

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income tax benefit associated with stock-based compensation	$1,867	$2,207	$4,015	$4,191
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,777	$2,881	$3,670	$5,157
Research and development	4,497	6,200	9,609	11,823
Sales and marketing	2,611	4,071	5,898	7,665
General and administration	916	4,845	5,155	9,003
Total stock-based compensation expense	$9,801	$17,997	$24,332	$33,648
13.Income Taxes
We compute our quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. We recorded income tax expense/(benefit) for the three- and six-months ended June 29, 2024 of $(0.1) million and $4.6 million, on pre-tax losses of $48.4 million and $105.1 million, respectively. This compared to a tax expense of $6.5 million and $10.0 million, on pre-tax losses of $13.8 million and $18.6 million, for the three- and six-months ended July 1, 2023, respectively.
Provision for income taxes decreased by approximately $6.5 million during the three-months ended June 29, 2024, compared to the corresponding period in 2023, and decreased by approximately $5.4 million during the six-months ended June 29, 2024, compared to the corresponding period in 2023, as a result of a decline in overall income, foreign currency gains experienced during 2023 in combination with foreign currency losses during 2024, offset by higher withholding taxes in foreign jurisdictions.

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a valuation allowance against its net U.S. and certain foreign deferred tax assets. The Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic and certain deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. For our major tax jurisdictions, the tax years through 2024 remain open. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of June 29, 2024, that are reasonably possible to occur within the next 12 months are not expected to be material.
No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.
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
Additionally, the following table sets forth the Company's property, plant and equipment, net by geographic region (in thousands):

	June 29, 2024	December 30, 2023
United States	$202,529	$188,684
Other Americas	3,479	2,777
Europe, Middle East and Africa	8,678	9,973
Asia Pacific	5,477	5,563
Total property, plant and equipment, net	$220,163	$206,997

15.Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beginning balance	$31,492	$35,634	$33,200	$36,621
Charges to operations	3,822	4,595	7,336	9,832
Utilization	(3,553)	(5,561)	(7,770)	(10,755)
Change in estimate(1)	(2,303)	729	(3,308)	(301)
Balance at the end of the period	$29,458	$35,397	$29,458	$35,397
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
Letters of Credit and Bank Guarantees
The Company had $30.2 million and $24.1 million of standby letters of credit, bank guarantees and surety bonds outstanding as of June 29, 2024 and December 30, 2023, respectively. Details are provided in the table below (in thousands).

	June 29, 2024	December 30, 2023
Customer performance guarantees	$25,882	$19,068
Value added tax license	2,807	3,127
Property leases	1,519	1,894
Total	$30,208	$24,089
Of the $25.9 million related to customer performance guarantees as of June 29, 2024, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million. Of the $19.1 million related to customer performance guarantees as of December 30, 2023, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million.
As of June 29, 2024, of the aforementioned standby letters of credit and bank guarantees outstanding, $1.8 million was backed by cash collateral.
16.Pension and Post-Retirement Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$32	$84	$63	$151
Interest cost	706	781	1,418	1,550
Expected return on plan assets	(729)	(664)	(1,463)	(1,318)
Amortization of actuarial (gain) loss	(109)	740	(219)	(197)
Net periodic (benefit) cost	$(100)	$941	$(201)	$186

The service cost component is included in operating expenses in the Company's condensed consolidated statements of operations. All other components are included in Other (expense) income, net in the Company's condensed consolidated statements of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, statements related to the Merger, including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other stockholder action related to the Merger; the effects on us and our stockholders if the Merger is not completed; revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the competitive advantages derived from sales of our vertically integrated products; demand growth for additional network capacity, the level and timing of customer capital spending and the impact on customer demand from customers holding excess inventory beyond normalized levels; the magnitude and duration of supply constraints and their impact on our business; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; the impact of new customer network footprint on our gross margin; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; our ability to respond to technological changes; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments and initiatives; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; the extent to which public health emergencies could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to our internal control over financial reporting and material weaknesses; statements related to our disclosure controls and procedures; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; expectations regarding the completion of our restructuring plans; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics, pandemics and armed conflicts, such as between Russia and Ukraine and Israel and Hamas; statements related to new accounting standards; expectations about the outcome of legal proceedings; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed on May 17, 2024. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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
Nokia Merger Agreement
On June 27, 2024, Infinera, Nokia Corporation, a company incorporated under the laws of the Republic of Finland (“Nokia”) and Neptune of America Corporation, a Delaware corporation and wholly owned subsidiary of Nokia (“Merger Sub”) entered into an Agreement and Plan of Merger (as it may be amended, modified or waived from time to time, the “Merger Agreement”) that provides for Merger Sub to merge with and into Infinera (the “Merger”), with Infinera surviving the Merger as a wholly owned subsidiary of Nokia.
Upon and subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Common Stock that is issued and outstanding as of immediately prior to the Effective Time will be automatically canceled, extinguished and converted into, at the election of the holder, the right to receive the following consideration, subject to proration in accordance with the Merger Agreement:
•cash in an amount equal to $6.65, without interest thereon (such consideration, the "Cash Consideration");
•a number of ordinary shares, with no nominal value and in book-entry form, of Nokia ("Nokia Shares") based on an exchange ratio of 1.7896 Nokia Shares for each share of Common Stock (such consideration, the "Share Consideration"); or
•cash in an amount equal to $4.66, without interest, and a number of Nokia Shares based on an exchange ratio of 0.5355 for each share of Common Stock (such consideration, the "Mixed Consideration").
In each case, the Nokia Shares will be delivered in the form of American Depositary Shares (the “Nokia ADSs”), with each Nokia ADS representing the right to one Nokia Share. The election right for holders of Common Stock with respect to the Mixed Consideration and the Share Consideration will be subject to proration pursuant to the terms of the Merger Agreement.

Completion of the Merger is subject to customary conditions, including but not limited to the adoption of the Merger Agreement by the Company’s stockholders; the satisfaction of certain domestic and foreign regulatory approvals, filings and authorizations, including antitrust clearance in the United States, antitrust approval by the European Commission, antitrust approval in the United Kingdom and antitrust approvals in other non-U.S. jurisdictions, and in connection with certain foreign investment laws in the U.S. and other specified locations, including filings with CFIUS and foreign investment authorities in certain non-U.S. jurisdictions; the absence of a law or order preventing, materially enjoining, materially restraining or materially impairing the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.
The Merger Agreement includes certain customary termination rights for the Company and Nokia. Upon termination of the Merger Agreement in certain circumstances, the Company may be required to pay Nokia a termination fee of $65.0 million, and Nokia may be required to pay the Company a termination fee of $130.0 million.
The Merger is expected to close in the first half of 2025.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 28, 2024.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six-months ended June 29, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	June 29, 2024		July 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$266,470	78%	$299,624	80%	$(33,154)	(11)%
Services	76,269	22%	76,604	20%	(335)	—%
Total revenue	$342,739	100%	$376,228	100%	$(33,489)	(9)%
Cost of revenue:
Product	$167,290	49%	$188,166	50%	$(20,876)	(11)%
Services	39,152	11%	41,733	11%	(2,581)	(6)%
Amortization of intangible assets	—	—%	3,537	1%	(3,537)	(100)%
Restructuring and other related costs	703	—%	—	—%	703	NMF*
Total cost of revenue	$207,145	60%	$233,436	62%	$(26,291)	(11)%
Gross profit	$135,594	40%	$142,792	38%	$(7,198)	(5)%
*NMF = Not meaningful

	Six Months Ended
	June 29, 2024		July 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$501,794	77%	$614,444	80%	$(112,650)	(18)%
Services	147,867	23%	153,859	20%	(5,992)	(4)%
Total revenue	$649,661	100%	$768,303	100%	$(118,642)	(15)%
Cost of revenue:
Product	$323,555	50%	$386,840	50%	$(63,285)	(16)%
Services	79,395	12%	84,680	11%	(5,285)	(6)%
Amortization of intangible assets	—	—%	7,093	1%	(7,093)	(100)%
Restructuring and other related costs	676	—%	—	—%	676	NMF*
Total cost of revenue	$403,626	62%	$478,613	62%	$(74,987)	(16)%
Gross profit	$246,035	38%	$289,690	38%	$(43,655)	(15)%
*NMF = Not meaningful
Revenue
Total product revenue decreased by $33.2 million, or 11%, during the three-months ended June 29, 2024, compared to the corresponding period in 2023. This year-over-year decrease in revenue was led by decreased revenue from our Other Service Provider and Tier 1 verticals partially offset by an increase in revenue from ICP. Total product revenue decreased by $112.7 million, or 18%, during the six-months ended June 29, 2024, compared to the corresponding period in 2023. The year-over-year decline in revenue was driven primarily by decreases from our Tier 1, Other Service Provider and ICP customers in United States along with Tier 1 and Other Service Provider decreases from customers in Asia Pacific ("APAC").

Total services revenue decreased by $0.3 million, or 0%, for the three-months ended June 29, 2024, compared to the corresponding period in 2023, and decreased by $6.0 million, or 4%, during the six-months ended June 29, 2024, compared to the corresponding period in 2023. The decreases were related to lower professional services revenue primarily driven by delays in customer readiness.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 29, 2024		July 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$200,478	58%	$217,114	58%	$(16,636)	(8)%
International	142,261	42%	159,114	42%	(16,853)	(11)%
	$342,739	100%	$376,228	100%	$(33,489)	(9)%
Total revenue by sales channel:
Direct	$211,030	62%	$237,584	63%	$(26,554)	(11)%
Indirect	131,709	38%	138,644	37%	(6,935)	(5)%
	$342,739	100%	$376,228	100%	$(33,489)	(9)%

	Six Months Ended
	June 29, 2024		July 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$365,196	56%	$454,149	59%	$(88,953)	(20)%
International	284,465	44%	314,154	41%	(29,689)	(9)%
	$649,661	100%	$768,303	100%	$(118,642)	(15)%
Total revenue by sales channel:
Direct	$425,373	65%	$500,446	65%	$(75,073)	(15)%
Indirect	224,288	35%	267,857	35%	(43,569)	(16)%
	$649,661	100%	$768,303	100%	$(118,642)	(15)%

Domestic revenue decreased by $16.6 million, or 8%, during the three-months ended June 29, 2024, compared to the corresponding period in 2023, driven primarily by decreased revenue from our Other Service Provider and Tier 1 customers, which was partially offset by growth from ICP revenue. Domestic revenue decreased by $89.0 million, or 20%, during the six-months ended June 29, 2024, compared to the corresponding period in 2023, driven primarily by decreased revenue from ICP, Tier 1 and Other Service Provider.
International revenue decreased by $16.9 million, or 11%, during the three-months ended June 29, 2024, compared to the corresponding period in 2023, driven primarily by decreased revenue from our Tier 1 and Other Service Provider customers in APAC, partially offset by growth from ICP revenue in Europe, Middle East and Africa ("EMEA"). International revenue decreased by $29.7 million, or 9%, during the six-months ended June 29, 2024, compared to the corresponding period in 2023, which was also driven by lower revenue from our Other Service Provider and Tier 1 customers in APAC, partially offset by Tier one revenue growth in EMEA.
Direct revenue decreased by $26.6 million, or 11%, and indirect revenue decreased by $6.9 million, or 5%, during the three-months ended June 29, 2024, compared to the corresponding period in 2023. The decrease in direct revenue was primarily attributable to lower revenue from our Tier 1 and Other Service Provider customers in the United States, and lower Tier 1 revenue in APAC, partially offset by ICP and Tier 1 growth in EMEA. The decrease in indirect revenue was primarily driven by our Other Service Provider and Tier 1 customers in the United States, EMEA and APAC, partially offset by ICP revenue growth in the United States. Direct revenue decreased by $75.1 million, or 15%, and indirect revenue decreased by $43.6 million, or 16%, during the six-months ended June 29, 2024, compared to the corresponding period in 2023. The decrease in direct revenue was primarily driven by our Tier 1, ICP and Other Service Provider customers in the United States, and Tier 1 customers in APAC. The decrease in indirect revenue was primarily driven by customers in Other Service Provider in all regions.

Cost of Revenue and Gross Profit and Margin
Gross profit was $135.6 million for the three-months ended June 29, 2024, with gross margin increasing to 40%, compared to 38% in the corresponding period in 2023. Gross profit was $246.0 million for the six-months ended June 29, 2024, with gross margin remaining flat at 38% compared the corresponding period in 2023. In the three months ended June 29, 2024, the increase was driven by favorable mix with higher volumes of ICE-6 deployments at higher margins, partially offset by lower margin line system installations. For the six-months ended June 29, 2024, gross margins were flat with lower margin line-system deployments offsetting lower warranty costs.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $3.5 million, or 100%, during the three-months ended June 29, 2024, and decreased by $7.1 million, or 100%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023. The decrease was due to developed technology assets that were fully amortized in the third quarter of 2023.
Restructuring and Other Related Costs
Restructuring and other related costs was $0.7 million in the three- and six-months ended June 29, 2024, due to charges incurred in relation to 2024 Restructuring Plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 29, 2024		July 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$74,678	22%	$79,346	21%	$(4,668)	(6)%
Sales and marketing	41,897	12%	41,624	11%	273	1%
General and administrative	34,107	10%	31,159	8%	2,948	9%
Amortization of intangible assets	2,256	1%	3,523	1%	(1,267)	(36)%
Merger-related charges	8,517	2%	—	—%	8,517	NMF*
Restructuring and other related costs	3,948	1%	1,431	—%	2,517	176%
Total operating expenses	$165,403	48%	$157,083	41%	$8,320	5%
*NMF = Not meaningful

	Six Months Ended
	June 29, 2024		July 1, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$151,940	23%	$160,388	21%	$(8,448)	(5)%
Sales and marketing	82,642	13%	83,331	11%	(689)	(1)%
General and administrative	66,954	10%	60,394	8%	6,560	11%
Amortization of intangible assets	4,512	1%	7,112	1%	(2,600)	(37)%
Merger-related charges	8,517	1%	—	—%	8,517	NMF*
Restructuring and other related costs	4,262	1%	2,221	—%	2,041	92%
Total operating expenses	$318,827	49%	$313,446	41%	$5,381	2%
*NMF = Not meaningful

Research and Development Expenses
Research and development expenses decreased by $4.7 million, or 6%, during the three-months ended June 29, 2024, and decreased by $8.4 million, or 5%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023. These decreases were primarily attributable to lower employee related expenses, including stock-based compensation, partially offset by higher prototype expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.3 million, or 1%, during the three-months ended June 29, 2024 primarily due to higher employee costs. Sales and marketing expenses decreased by $0.7 million, or 1%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023, primarily related to lower customer trial expense partially offset by higher employee costs.
General and Administrative Expenses
General and administrative expenses increased by $2.9 million, or 9%, during the three-months ended June 29, 2024, and increased by $6.6 million, or 11%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023. Both the three- and six-month periods had higher outside professional services expenses, which were partially offset by lower employee related expenses.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $1.3 million, or 36%, during the three-months ended June 29, 2024, and decreased by $2.6 million, or 37%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023. These decreases were largely due to lower amortization of certain customer relationships and backlog being fully amortized in the first quarter of 2023.
Merger-related charges
Merger-related charges represent charges incurred in connection with the pending Merger with Nokia. We incurred $8.5 million in related charges during the three-months ended June 29, 2024, primarily related to outside professional services.
Restructuring and Other Related Costs
Restructuring and other related costs increased by $2.5 million, or 176%, during the three-months ended June 29, 2024, and increased by $2.0 million, or 92%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023. These increases were primarily due to charges incurred in relation to the 2024 Restructuring Plan, partially offset by lower lease-related impairment charges incurred in the three- and six-months ended June 29, 2024. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.

Other (Expense) Income, Net

	Three Months Ended
	June 29, 2024	July 1, 2023	Change	% Change
	(In thousands)
Interest income	$793	$717	$76	11%
Interest expense	(8,163)	(7,387)	(776)	11%
Other (loss) gain, net	(11,183)	7,170	(18,353)	(256)%
Total other (expense) income, net	$(18,553)	$500	$(19,053)	(3,811)%

	Six Months Ended
	June 29, 2024	July 1, 2023	Change	% Change
	(In thousands)
Interest income	$1,915	$1,188	$727	61%
Interest expense	(16,792)	(14,187)	(2,605)	18%
Other (loss) gain, net	(17,395)	18,126	(35,521)	(196)%
Total other (expense) income, net	$(32,272)	$5,127	$(37,399)	(729)%
Interest income increased $0.1 million, or 11%, during the three-months ended June 29, 2024, and increased by $0.7 million, or 61%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023, primarily due to higher interest rates from investments in money market funds.
Interest expense increased $0.8 million, or 11%, during the three-months ended June 29, 2024, and increased by $2.6 million, or 18%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023, primarily due to the issuance of the $100.0 million in additional aggregate principal amount, in June 2023 (the "Additional 2028 Notes"), of our currently outstanding 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes" and, together with the Additional 2028 Notes, the “2028 Notes"), partially offset by repurchase of the 2.125% Convertible Senior Notes due September 1, 2024 (the “2024 Notes") in June 2023. See Note 10, “Debt” to the notes to condensed consolidated financial statements for more information.
The change in other (loss) gain, net of $18.4 million, or 256%, during the three-months ended June 29, 2024, and of $35.5 million, or 196%, during the six-months ended June 29, 2024, compared to the corresponding periods in 2023, was primarily due to foreign exchange losses in the three- and six-months ended June 29, 2024, driven by foreign currency exchange rate changes.
Income Tax Provision
Income taxes for the three- and six-months ended June 29, 2024 is a benefit of $0.1 million and expense of $4.6 million, on pre-tax losses of $48.4 million and $105.1 million, respectively. This compared to a tax expense of $6.5 million and $10.0 million, on pre-tax losses of $13.8 million and $18.6 million, for the three- and six-months ended July 1, 2023, respectively.
Provision for income taxes decreased by approximately $6.5 million during the three-months ended June 29, 2024, compared to the corresponding period in 2023, and decreased by approximately $5.4 million during the six-months ended June 29, 2024, compared to the corresponding period in 2023, as a result of a decline in overall income, foreign currency gains experienced during 2023 in combination with foreign currency losses during 2024, offset by higher withholding taxes in foreign jurisdictions.

The U.S. recently enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to repurchases of stock by U.S. corporations, including certain transactions with the Capped Calls. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The Council of the European Union adopted this initiative by European Union member states on December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Any changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. We expect the provisions effective in 2024 to have an immaterial impact on our tax obligations for 2024.
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
Liquidity and Capital Resources

	Six Months Ended
	June 29, 2024	July 1, 2023

	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$(35,928)	$(349)
Investing activities	$(22,658)	$(27,582)
Financing activities	$(7,355)	$14,116

	June 29, 2024	December 30, 2023

	(In thousands)
Cash and cash equivalents	$114,670	$172,505
Restricted cash	982	1,354
	$115,652	$173,859
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the six-months ended June 29, 2024 was $35.9 million, compared to $0.3 million net cash used in operating activities for the corresponding period in 2023.
Net loss during the six-months ended June 29, 2024 was $109.7 million, which primarily included non-cash charges of $61.5 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs and discount, operating lease expense, and stock-based compensation, compared to a net loss during the six-months ended July 1, 2023 of $28.7 million, which included non-cash charges of $79.9 million.
Net cash provided by working capital was $12.2 million during the six-months ended June 29, 2024. Accounts receivable decreased by $94.8 million due to collections and lower customer billings. Inventory levels decreased by $46.1 million primarily due to our efforts to reduce inventory. Prepaid and other assets increased by $52.6 million primarily due to increase in customer contract assets, contract manufacturing-related deposits and prepaid taxes. Accounts payable decreased by $78.1 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses decreased by $4.6 million primarily due to payment of compensation-related expenses. Deferred revenue increased by $6.6 million primarily due to the timing of customer billings during the period.

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
Investing Activities
Net cash used in investing activities during the six-months ended June 29, 2024 was $22.7 million, entirely for the purchase of property and equipment. This was primarily due to capital expenditures related to laboratory and manufacturing equipment and leasehold improvements under construction.
Net cash used in investing activities during the six-months ended July 1, 2023 was $27.6 million, entirely for the purchase of property and equipment.
Financing Activities
Net cash used in financing activities during the six-months ended June 29, 2024 was $7.4 million, compared to net cash provided by financing activities of $14.1 million in the corresponding period of 2023. Financing activities during the six-months ended June 29, 2024 primarily included payment of $5.1 million for term licenses, and tax withholdings in the amount of $1.6 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities during the six-months ended July 1, 2023 was $14.1 million. Financing activities during the six-months ended July 1, 2023 primarily included net proceeds of $15.3 million from the issuance of Additional 2028 Notes and partial repurchase of the 2024 Notes and net proceeds of $8.7 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $5.5 million term license purchases, payment of debt issuance costs of $2.0 million and tax withholdings in the amount of $1.7 million paid on behalf of certain employees for net share settlements of RSUs.
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
As of June 29, 2024, we had no outstanding borrowings under the Credit Facility and we had availability of $132.1 million under the Credit Facility. For more information regarding the Credit Facility, see Note 10, “Debt” to the notes to condensed consolidated financial statements.
As of June 29, 2024, we had $115.7 million of cash, cash equivalents and restricted cash including $38.9 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the U.S. of the Jobs Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the quarters ended June 29, 2024 and December 30, 2023. See Note 15, “Guarantees” to the notes to condensed consolidated financial statements for further information.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q (June 29, 2024), our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in "Management's Report on Internal Control Over Financial Reporting" below.
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
While these material weaknesses did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of June 29, 2024.
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
Changes in Internal Control over Financial Reporting
Except for the unremediated material weaknesses noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six-months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Merger-Related Risk Factors
•Because the exchange ratios provided in the Merger Agreement are fixed and will not be adjusted, our stockholders cannot be certain of the precise value of the consideration in the form of Nokia ADSs that they may receive in the Merger.
•The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
•Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on us following the Merger.
•The Merger and related uncertainty may cause customers and other partners to delay or defer commercial decisions.
•Failure to attract, motivate and retain executives and other key employees could harm the business.
•Failure to complete the Merger could negatively impact our future business and financial results and the trading prices of our common stock.
•Our directors and executive officers have interests and arrangements that may be different from, or in addition to, the interests of our stockholders generally.
•The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us.
•The Nokia Shares to be received in the form of Nokia ADSs by electing stockholders as a result of the Merger will have rights different from our common stock.
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
•Supply chain and logistics issues could harm our business and operating results.
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
•Failure to accurately forecast manufacturing requirements or customer demand could raise costs.

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
•Our Loan Agreement and any other debt agreements into which we may enter may restrict our operations.
•Our debt obligations may adversely affect our ability to raise additional capital and strain cash flow.
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
•Events that are outside of our control could harm our operations.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to the Merger
Because the exchange ratios provided in the Merger Agreement are fixed and will not be adjusted, our stockholders cannot be certain of the precise value of the consideration in the form of Nokia ADSs that they may receive in the Merger.
Subject to the terms of the Merger Agreement, at the Effective Time each share of our Capital Stock that is issued and outstanding as of immediately prior to the Effective Time will be automatically canceled, extinguished and converted into, at the election of the holder, the right to receive the following consideration, subject to proration in accordance with the Merger Agreement: (1) the Cash Consideration; (2) the Share Consideration or (3) the Mixed Consideration.
The Nokia Shares will be delivered in the form of Nokia ADSs, with each Nokia ADS representing the right to one Nokia Share. The election right for holders of our common stock with respect to the Mixed Consideration and the Share Consideration will be subject to proration pursuant to the terms of the Merger Agreement and described further in the proxy statement/prospectus on Form F-4 filed with the SEC on August 1, 2024 (the “Proxy Statement/Prospectus”), such that the maximum number of Nokia ADSs that may be delivered as Merger Consideration is equal to (i) 0.5355 multiplied by (ii) the aggregate number of shares of our capital stock issued and outstanding as of the date that is ten (10) business days prior to the closing date of the Merger (subject to certain exclusions as set forth in the Merger Agreement). This number is referred to as the “Maximum Stock Amount.” Whether our stockholder receives their elected Merger Consideration will depend on the election of other our stockholders and the proration mechanism. As a result of the proration mechanism in the Merger Agreement, depending on the elections made by all of our stockholders, our stockholders may not receive the exact form of Merger Consideration that such stockholder elects. In the Merger: (1) no more than 30 percent of the aggregate Merger Consideration will be paid in the form of Nokia Shares and (2) at least 70 percent of the aggregate Merger Consideration will be paid in cash. The Merger Consideration is also subject to adjustments for any stock splits, stock dividend, reorganization or similar recapitalization with respect to our common stock or Nokia Shares. The maximum number of Nokia Shares that Nokia is obligated to issue in the Merger. Accordingly, some of the Merger Consideration one of our stockholders receives may differ from the type of consideration selected and such difference may be significant, and there is no assurance that one of our stockholders that has made a valid election will receive the form of consideration elected with respect to the shares of our common stock held by such stockholder.
The exchange ratios with respect to the Mixed Consideration and the Share Consideration are each fixed and will not be adjusted for changes in the market price of either Nokia ADSs or shares of our common stock. Because the exchange ratios are fixed, the market value of the Nokia ADSs issued to our stockholders will fluctuate and, as a result, could be greater than, less than or the same as the value of the Nokia ADSs on the date of this Quarterly Report on Form 10-Q.
It is impossible to accurately predict the market price of Nokia ADSs at the completion of the Merger and, therefore, impossible to accurately predict the market value of Nokia ADSs that our stockholders will receive as a portion of the Merger Consideration in the Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Nokia’s or our respective businesses, operations or prospects; legislative and regulatory developments in the industries that Nokia and we operate; general market, industry and economic conditions; potential shareholder litigation relating to the Merger or otherwise relating to Nokia or to us; market assessments of the likelihood that the Merger will be completed; interest rates and other factors generally affecting the respective prices of Nokia ADSs and shares of our common stock, and the timing of the Merger and receipt of required regulatory approvals.

Many of these factors are beyond our control, and we are not permitted to terminate the Merger Agreement solely due to a decline in the market price of our common stock or Nokia ADSs.
The market price of Nokia ADSs will continue to fluctuate after the Merger.
Upon completion of the Merger, our stockholders who elect to receive the Share Consideration (a “Share Election”) or elect to receive the Mixed Consideration (a “Mixed Election”) will become holders of Nokia ADSs. Each Nokia ADS represents the right to one Nokia Share. The market price of the Nokia ADSs and the Nokia Shares underlying the Nokia ADSs will continue to fluctuate, potentially significantly, following the completion of the Merger, including for the reasons described above. As a result, our former stockholders could lose some or all of the value of their investment in our common stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or the liquidity of, the Nokia ADSs (or the Nokia Shares) received in the Merger, regardless of the combined company’s actual operating performance.
The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
The Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Merger, as specified in the Merger Agreement. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.
Additionally, either we or Nokia may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the parties fail to secure the regulatory approvals required to consummate the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $65.0 million, or Nokia may be required to pay us a termination fee of $130.0 million.
Failure to complete the Merger could negatively impact our future business and financial results of and the trading prices of our common stock.
If the Merger is not completed for any reason, including because our stockholders fail to approve the proposal to adopt the Merger Agreement (the “Merger Agreement Proposal”), our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, we would be subject to a number of risks, including the following:
•We may experience negative reactions from the financial markets, including negative impacts on our stock price;
•We may experience negative reactions from our customers, partners, suppliers, other business partners and employees;
•We will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory costs and associated fees and expenses;
•there may be disruptions to our business resulting from the announcement and pendency of the Merger, and any adverse changes in our relationships with our customers, partners, suppliers other business partners and employees may continue or intensify; and
•We will have committed substantial time and resources to matters relating to the Merger (including integration planning) which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
Our stockholders who elect to receive Nokia ADSs in the Merger will have rights as Nokia shareholders that differ from their current rights as our stockholders.
Upon completion of the Merger, our stockholders who make a Share Election or a Mixed Election will no longer be our stockholders and will instead become holders of Nokia ADSs representing the right to one Nokia Share per ADS, and such Nokia Shares will be governed by Nokia’s Articles of Association. Holders of Nokia ADSs are not direct shareholders of Nokia, and their rights and obligations are governed by the deposit agreement for the Nokia ADSs. There are differences in the rights of Nokia shareholders under Nokia’s Articles of Association and the deposit agreement for the Nokia ADSs as compared to the rights of our stockholders under our charter or bylaws.
Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

From and after the date of the Merger Agreement and prior to the effective time of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Nokia and requires that our business and the business of our subsidiaries be conducted in the ordinary course. These restrictions may prevent us from taking actions during the pendency of the Merger that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
Delays in obtaining required regulatory approvals and satisfying closing conditions may cause Nokia, as enlarged by the completion of the Merger (the “Enlarged Company”) to not realize all of the benefits of the Merger.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the transaction. Any delay in completing the Merger could cause the Enlarged Company not to realize, or to be delayed in realizing, some or all of the benefits that Nokia expects to achieve if the Merger is successfully completed within its expected time frame.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on us following the Merger.
Before the Merger may be completed, various approvals, consents and non-actions must be obtained, including receipt of antitrust clearance in the United States, antitrust approval by the European Commission and antitrust approvals in other jurisdictions. We are required to make certain additional regulatory filings and obtain approvals or authorizations in connection with certain foreign investment laws or other laws in the U.S. and other specified locations, including, but not limited to, filings with The Committee on Foreign Investment in the United States, the Defense Counterintelligence and Security Agency of the United States Department of Defense, and foreign investment authorities in certain non-U.S. jurisdictions and other applicable regulatory authorities. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation; or adverse developments in the political environment.
Even if those approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or require changes to the terms of the transactions contemplated by the Merger Agreement, including requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights or impose limitations or restrictions on, or prohibit, investments by certain investors (including, but not limited to, the imposition of limits on purchasing Nokia’s ADSs or shares, limits on Nokia’s ability to share information with such investors, governance modifications, or forced divestiture, among other things). Any such terms and conditions, limitations, obligations or restrictions could delay the completion of the transactions contemplated by the Merger Agreement or otherwise reduce the anticipated benefits of the Merger or even result in the abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.
The Merger, and uncertainty regarding the Merger, may cause customers, partners, suppliers or other business partners to delay or defer decisions concerning us, which could adversely affect our ability to effectively manage our business.
The Merger will happen only if the conditions to closing are met. Many of the conditions are outside of our control, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty is causing and may continue to cause customers, partners, suppliers or other business partners to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, any of which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business regardless of whether the Merger is ultimately completed.
Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of the Enlarged Company due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense.
Current and prospective employees of each company may experience uncertainty about their future role with the Enlarged Company until strategies with regard to these employees are announced or executed, which may impair our and Nokia’s ability to attract, retain and motivate key management, technical, business development, operational and customer-facing employees and other personnel prior to and following the Merger. If we and Nokia are unable to retain personnel, we and Nokia could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.
If key employees of either company depart, the integration of the companies may be more difficult and the Enlarged Company’s business following the Merger may be harmed. Furthermore, the Enlarged Company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to our business or the business of Nokia, and the Enlarged Company’s ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with activities of labor unions or integrating employees into the Enlarged Company. Accordingly, no assurance can be given that the Enlarged Company will be able to attract or retain key employees of ours and Nokia to the same extent that our companies have been able to attract or retain our own employees in the past.
Our directors and executive officers have interests and arrangements that may be different from, or in addition to, the interests of our stockholders generally.
When considering the recommendations of our board of directors (our “Board”) on how to vote on the Merger Agreement Proposal and related proposals, our stockholders should be aware that our directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders. In (1) evaluating and negotiating the Merger Agreement; (2) approving the Merger Agreement and Merger; and (3) recommending that the Merger be adopted by our stockholders, the Board was aware of and considered these interests to the extent they existed at the time, among other matters. These interests include: (a) for our executive officers, the treatment of their outstanding Infinera equity awards in the Merger as described in more detail in the Proxy Statement/Prospectus; (b) for our non-employee directors, the accelerated vesting, as of immediately prior to the Effective Time, of their RSUs, and other treatment of such awards in the Merger, as described in more detail in the Proxy Statement/Prospectus; (c) for our executive officers, their rights to deemed satisfaction of certain performance criteria for our PSUs in connection with the Merger; (d) for certain of our executive officers, their continued employment by Nokia following the Merger; (e) for our executive officers, their rights to severance payments and benefits in the event of a qualifying termination of employment within a period of 3 months before to 18 months after the Effective Date of the Merger; and the continued indemnification and insurance coverage for our directors and executive officers from Infinera and Nokia under the terms of the Merger Agreement. The interests of our directors and executive officers are described in more detail in the Proxy Statement/Prospectus.
We may waive one or more of the closing conditions without re-soliciting stockholder approval.
We may determine to waive, in whole or part, one or more of the conditions of our obligations to consummate the Merger. We currently expect to evaluate the materiality of any waiver and its effect on our stockholders in light of the facts and circumstances at the time to determine whether any amendment of the Proxy Statement/Prospectus or any re-solicitation of proxies or voting instruction forms is required in light of such waiver. Any determination whether to waive any condition to the Merger or as to re-soliciting stockholder approval or amending the Proxy Statement/Prospectus as a result of a waiver will be made by us at the time of such waiver based on the facts and circumstances as they exist at that time.
The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us.
The Merger Agreement contains “no shop” provisions that restrict our ability to, among other things solicit, initiate, propose or knowingly induce the making, submission or announcement of, or knowingly encourage, facilitate or assist, any proposal or offer that constitutes or would reasonably be expected to lead to, an offer, proposal, or indication of interest to acquire or purchase more than 20 percent of our outstanding common stock, 20 percent of our consolidated assets, or to consummate a similar transaction involving our company (an “Acquisition

Proposal”). The Merger Agreement further provides that we must pay Nokia a termination fee of $65.0 million if (1) the Merger Agreement is terminated and (2) within 12 months after such termination, any transaction or series of related transactions involving any direct or indirect (a) purchase or other acquisition of more than 20 percent of our outstanding common stock or voting power after giving effect to the consummation of such purchase or acquisition, (b) purchase or other acquisition of more than 20 percent of the consolidated assets of us and our subsidiaries taken as a whole (measured by the fair market value thereof as of the date of such purchase or acquisition), or (c) merger, consolidation, business combination, joint venture, partnership, share exchange, recapitalization, reorganization, liquidation, dissolution or other transaction involving us or any of our subsidiaries whose business accounts for more than 20 percent of the revenue or consolidated assets of us and our subsidiaries, taken as a whole, or pursuant to which any person or group would hold shares of our common stock representing more than 20 percent of our outstanding common stock or after giving effect to the consummation of such transaction (such transaction or series of related transactions, an “Acquisition Transaction”) is consummated or we enter into a definitive agreement for an Acquisition Transaction.
These provisions could discourage a potential competing acquirer from considering or proposing an acquisition of or merger with us, even if it were prepared to pay consideration with a higher value than that implied by the Merger Consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.
The Merger will involve substantial costs.
We have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs and expenses include fees paid to financial, legal, and accounting advisors; systems consolidation costs, severance and other potential employment-related costs, including payments that may be made to certain of our executives; and filing fees, printing expenses and other related charges. These costs are payable by us regardless of whether the Merger is completed.
The Enlarged Company will also incur integration costs in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. While both Nokia and we have assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.
There may also be additional unanticipated significant costs in connection with the Merger that the Enlarged Company may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income Nokia and we expect to achieve from the Merger. Although Nokia and we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
The opinion rendered to us by Centerview will not reflect changes in circumstances between the date of such opinion and the completion of the Merger.
We have received an opinion from Centerview Partners, LLC (“Centerview”), our financial advisor, in connection with the signing of the Merger Agreement but have not obtained, nor will obtain, an updated opinion regarding the fairness, from a financial point of view, of the Merger Consideration as of any date other than that specified in Centerview’s opinion. Centerview’s opinion does not address any other term or aspect of the Merger Agreement, the Voting Agreement (as defined below) or the Transaction, including, without limitation, the allocation of the Merger Consideration as among holders of our common stock who receive the Cash Consideration, the Share Consideration or the Mixed Consideration, or the relative fairness of the Cash Consideration, the Share Consideration or the Mixed Consideration, and does not constitute a recommendation to any of our stockholders or any other person as to how such stockholder or other person should vote with respect to the Merger or otherwise act with respect to the transaction or any other matter, including, without limitation, whether such stockholder or person should elect to receive the Cash Consideration, the Share Consideration or the Mixed Consideration, or make no election, in the transaction. Changes in our operations and prospects, general market and economic conditions and other factors that may be beyond our control, and on which Centerview’s opinion was based, may significantly alter our value or the prices of the shares of our common stock or the prices of the Nokia ADSs by the time the Merger is completed. Centerview’s opinion does not speak as of any date other than the date of such opinion. Because we do not currently anticipate asking Centerview to update its opinion, the opinion will not address the fairness of the Merger Consideration or the applicable exchange ratio, as applicable, from a financial point of view at the time the Merger is completed.
Lawsuits filed against us, and members of our Board, challenging the Merger, and an adverse ruling in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected time frame.
Transactions such as the Merger are frequently subject to litigation or other legal proceedings, including actions alleging that our Board breached its fiduciary duties to its stockholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for its stockholders or otherwise. We, our management and members of our Board, may in the future be parties, along with others (including Nokia), to various claims and litigation related to the Merger. We will defend against the lawsuits filed, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of our resources or distraction of key personnel.
Third parties may terminate or alter existing contracts with us.
We have contracts with customers, suppliers, vendors, landlords, licensors and other business partners which may require us to obtain consent or waivers from such counterparties in connection with the Merger, including under change of control provisions. If these consents or waivers cannot be obtained, the Enlarged Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of the Enlarged Company. In addition, third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with us in anticipation of consummation of the Merger. Any such disruptions could limit the Enlarged Company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger Agreement.
The Nokia Shares to be received by our stockholders as a result of the Merger will have rights different from our common stock.
Upon consummation of the Merger, the rights of our stockholders, who will become shareholders of Nokia, will be governed by the Nokia Articles of Association. The rights associated with our common stock are different from the rights associated with Nokia Shares. In addition, the Nokia Shares to be received as Merger Consideration will be delivered in the form of Nokia ADSs. Holders of Nokia ADSs are not direct shareholders of Nokia, and their rights and obligations are governed by the deposit agreement for the Nokia ADSs.
Certain of our stockholders have agreed to vote in favor of the Merger Agreement Proposal regardless of how our other stockholders vote. As a result, approximately 11 percent of our voting securities outstanding will be contractually obligated to vote in favor of the Merger, subject to the terms and conditions of each person’s respective voting and support agreement.
In connection with our entry into the Merger Agreement on June 27, 2024, Oaktree Optical Holdings, L.P. ("Oaktree Optical"), which beneficially owns shares representing approximately 11 percent of our common stock, entered into a voting agreement (the "Voting Agreement") pursuant to which Oaktree Optical agreed, among other things, to vote their shares of our common stock (1) in favor of the adoption of the Merger Agreement and the transactions contemplated thereby; and (2) in the manner specified in the Voting Agreement on certain other matters. Accordingly, there is a higher likelihood that our necessary stockholder approval will be received regardless of how the remaining stockholders cast their votes, which could cause proposals to be approved even if they are not in the best interest of our public stockholders.
Our financial projections may not prove to be reflective of actual future results.
In connection with the Merger, our management prepared and considered, among other things, internal financial projections for us. These forecasts speak only as of the date made and will not be updated. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected timeframes.
Holders of our common stock who elect to receive some or all of their Merger Consideration in the form of Nokia ADSs may not receive sufficient cash consideration with which to pay their potential tax liabilities resulting from the Merger.

The exchange of our common stock by our stockholders for Cash Consideration, Share Consideration or Mixed Consideration in the Merger will be a taxable transaction for U.S. federal income tax purposes. The amount of gain or loss recognized by a holder of our common stock in the Merger generally will depend on the amount of any cash and the fair market value of any Nokia ADSs received by such holder in the Merger and the adjusted tax basis of our common stock exchanged by such holder in the Merger. To the extent that one of our stockholders elects to receive some or all of his or her or its Merger Consideration in the form of Nokia ADSs, it is possible that such stockholder may not receive sufficient cash consideration with which to pay its potential tax liabilities resulting from the Merger.
Business and Operational Risk Factors
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor, analyst or our expectations.
Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins, net income (loss) and cash flow, have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.
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
•readiness of customers for installation of our products, which has been impacted by the resource and personnel constraints of our customers;

•the timing of revenue recognition and revenue deferrals;
•any future changes in GAAP or new interpretations of existing accounting rules;
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
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction, the conversion of design wins into purchase orders, or marketplace acceptance of our products. New generations of our optical engines as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, which are subject to these development risks. In addition, unexpected intellectual property disputes, inability to obtain licenses to utilize third party development tools or other intellectual property on commercially acceptable terms, failure of critical design elements, limited or constrained engineering resources, changes in product designs and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we have longer development lead times than our competitors for comparable products, or if we do not develop and successfully introduce or enhance products ahead of our competitors or in a timely manner, including the successful development of our next generation optical engine, our competitive position will suffer.
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
Supply chain and logistics issues could harm our business and operating results.
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
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, materials shortages, lower than expected yields, deployment delays, geopolitical-related disruptions, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components or cause us to transition such products to end-of-life status sooner than planned. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. If any of these developments were to occur, we may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all. For risks concerning our international operations that may also impact our supply chain, see also the Risk Factor titled "Our international sales and operations subject us to additional risks that may harm our operating results."
We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of end-customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended June 29, 2024, our top ten end-customers accounted for approximately 55% of our total revenue and no end-customer accounted for 10% or more of our total revenue. For 2023, our top ten end-customers accounted for approximately 52% of our total revenue and one end-customer accounted for 10% of our total revenue.

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
Failure to accurately forecast our manufacturing requirements or customer demand could increase our costs, including inventory write-downs or equipment write-offs, or lose customers or orders to competitors, which would adversely affect our business and results of operations.
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
Our Loan Agreement and any other debt agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.

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
Our debt obligations may adversely affect our ability to raise additional capital and strain cash flow, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
As of June 29, 2024, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $18.7 million, $200.0 million and $473.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the U.S. and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the quarter ended June 29, 2024, less than 1% of our revenue was derived from customers in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
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

Beginning January 1, 2022, the Jobs Act eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and 15 tax years, respectively. This provision may materially increase our effective tax rate and reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits. We continue to monitor and record the impact while waiting for final guidance from the IRS.
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
As described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q, we identified control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle) and inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting, resulting in the determination that our disclosure controls and procedures were not effective as of June 29, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we determined that (i) within the revenue cycle, controls over the annual establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers, (ii) within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not designed and operating effectively to support such judgements, (iii) controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory, did not operate effectively and (iv) as related to our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of Information Produced by the Entity ("IPE"). These material weaknesses indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, which impacted our ability to adequately design, implement and monitor financial reporting controls related to our revenue cycle and inventory cycle that identify and mitigate risks of material misstatements in our financial statements.

In response to the identified material weaknesses, management has implemented or plans to implement the remediation measures described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q. While management believes these remediation measures will remediate the identified material weaknesses and strengthen our overall internal control over financial reporting, the identified material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management and our external auditors have concluded, through testing, that these controls are operating effectively. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures. Despite these efforts, we may nevertheless be unsuccessful in remediating the identified material weaknesses. Further, additional weaknesses in our internal control over financial reporting or disclosure controls and procedures may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. For example, we were unable to file our Quarterly Report on Form 10-Q for the period ended March 30, 2024 by the initial deadline of May 9, 2024, due to the reasons described in the Notification of Late Filing on Form 12b-25, filed with the SEC on May 10, 2024. Our failure to file periodic and certain current reports with the SEC in a timely manner could impact our operations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities and could adversely impact our business.
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
Additionally, we may be required to obtain special certifications to sell some or all of our solutions to government or quasi-government entities. Such certification requirements for our solutions may change, thereby restricting our ability to sell into the applicable government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards before us, we may be disqualified from selling our products to such governmental entities, or be at a competitive disadvantage, which would harm our business, financial condition and results of operations. There are no assurances that we will find the terms for obtaining such certifications to be acceptable or that we will be successful in obtaining or maintaining the certifications.

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
General Risk Factors
Events that are outside our control could harm our operations.
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

2.1*
Agreement and Plan of Merger, dated June 27, 2024, among Nokia Corporation, Neptune of America Corporation and Infinera Corporation, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 28, 2024.

10.1**
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2024.

10.2*
Voting Agreement, dated June 27, 2024, by and between Nokia Corporation and Oaktree Optical Holdings, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 28, 2024.

10.3
Third Amendment to Loan, Guaranty and Security Agreement, dated as of June 27, 2024, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 28, 2024.

10.4**	Offer Letter between Infinera Corporation and Regan MacPherson dated February 29, 2024.

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

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Infinera will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. Infinera may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
**    Management contract or compensatory plan, contract or arrangement.
***    The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 2, 2024