Form 10-Q
period 2024-09-28
Infinera Corp
filed 2024-11-05
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 01, 2024, 236,802,325 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2024

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$115,089	$172,505
Short-term restricted cash	42	517
Accounts receivable, net	288,265	381,981
Inventory	356,119	431,163
Prepaid expenses and other current assets	162,560	129,218
Total current assets	922,075	1,115,384
Property, plant and equipment, net	231,190	206,997
Operating lease right-of-use assets	39,359	39,973
Intangible assets, net	18,050	24,819
Goodwill	237,509	240,566
Long-term restricted cash	446	837
Other long-term assets	57,128	50,662
Total assets	$1,505,757	$1,679,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,225	$299,005
Accrued expenses and other current liabilities	137,078	110,758
Accrued compensation and related benefits	48,683	85,203
Short-term debt, net	10,473	25,512
Accrued warranty	12,635	17,266
Deferred revenue	116,332	136,248
Total current liabilities	584,426	673,992
Long-term debt, net	667,205	658,756
Long-term accrued warranty	12,554	15,934
Long-term deferred revenue	21,626	21,332
Long-term deferred tax liability	1,770	1,805
Long-term operating lease liabilities	44,563	47,464
Other long-term liabilities	39,767	43,364
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 28, 2024 and December 30, 2023 Issued and outstanding shares – 236,296 as of September 28, 2024 and 230,994 as of December 30, 2023	236	231
Additional paid-in capital	2,012,820	1,976,014
Accumulated other comprehensive loss	(30,409)	(34,848)
Accumulated deficit	(1,848,801)	(1,724,806)
Total stockholders' equity	133,846	216,591
Total liabilities and stockholders’ equity	$1,505,757	$1,679,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Product	$276,214	$316,613	$778,008	$931,057
Services	78,184	75,756	226,051	229,615
Total revenue	354,398	392,369	1,004,059	1,160,672
Cost of revenue:
Cost of product	170,693	190,312	494,248	577,152
Cost of services	42,515	40,209	121,910	124,889
Amortization of intangible assets	—	3,528	—	10,621
Restructuring and other related costs	(24)	—	652	—
Total cost of revenue	213,184	234,049	616,810	712,662
Gross profit	141,214	158,320	387,249	448,010
Operating expenses:
Research and development	73,283	76,846	225,223	237,234
Sales and marketing	35,715	41,075	118,357	124,406
General and administrative	34,160	29,368	101,114	89,762
Amortization of intangible assets	2,257	2,976	6,769	10,088
Merger-related charges(1)	6,954	—	15,471	—
Restructuring and other related costs	(157)	400	4,105	2,621
Total operating expenses	152,212	150,665	471,039	464,111
Income (loss) from operations	(10,998)	7,655	(83,790)	(16,101)
Other income (expense), net:
Interest income	874	546	2,789	1,734
Interest expense	(8,764)	(7,608)	(25,556)	(21,795)
Other gain (loss), net	8,485	(7,540)	(8,910)	10,586
Total other income (expense), net	595	(14,602)	(31,677)	(9,475)
Loss before income taxes	(10,403)	(6,947)	(115,467)	(25,576)
Provision for income taxes	3,910	2,466	8,528	12,510
Net loss	$(14,313)	$(9,413)	$(123,995)	$(38,086)
Net loss per common share:
Basic	$(0.06)	$(0.04)	$(0.53)	$(0.17)
Diluted	$(0.06)	$(0.04)	$(0.53)	$(0.17)
Weighted average shares used in computing net loss per common share:
Basic	235,832	228,077	233,905	225,465
Diluted	235,832	228,077	233,905	225,465
(1)     Represents charges incurred directly in connection with the pending Merger with Nokia. See Note 1, Basis of Presentation and Significant Accounting Policies, for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(14,313)	$(9,413)	$(123,995)	$(38,086)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,532	2,208	4,770	(21,936)
Actuarial loss on pension liabilities	—	—	—	(447)
Amortization of actuarial gain	(112)	(108)	(331)	(305)
Net change in accumulated other comprehensive income (loss)	2,420	2,100	4,439	(22,688)
Comprehensive loss	$(11,893)	$(7,313)	$(119,556)	$(60,774)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 29, 2024	235,135	$235	$1,998,670	$(32,829)	$(1,834,488)	$131,588
Restricted stock units released	1,205	1	—	—	—	1
Shares withheld for tax obligations	(44)	—	(261)	—	—	(261)
Stock-based compensation	—	—	14,411	—	—	14,411
Other comprehensive gain	—	—	—	2,420	—	2,420
Net loss	—	—	—	—	(14,313)	(14,313)
Balance at September 28, 2024	236,296	$236	$2,012,820	$(30,409)	$(1,848,801)	$133,846

	Nine Months Ended September 28, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2023	230,994	$231	$1,976,014	$(34,848)	$(1,724,806)	$216,591
Restricted stock units released	5,643	5	—	—	—	5
Shares withheld for tax obligations	(341)	—	(1,860)	—	—	(1,860)
Stock-based compensation	—	—	38,666	—	—	38,666
Other comprehensive gain	—	—	—	4,439	—	4,439
Net loss	—	—	—	—	(123,995)	(123,995)
Balance at September 28, 2024	236,296	$236	$2,012,820	$(30,409)	$(1,848,801)	$133,846

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	226,488	$226	$1,942,477	$(47,259)	$(1,728,266)	$167,178
ESPP shares issued	1,739	2	6,193	—	—	6,195
Restricted stock units released	1,338	1	—	—	—	1
Shares withheld for tax obligations	(123)	—	(549)	—	—	(549)
Stock-based compensation	—	—	15,717	—	—	15,717
Other comprehensive gain	—	—	—	2,100	—	2,100
Net loss	—	—	—	—	(9,413)	(9,413)
Balance at September 30, 2023	229,442	$229	$1,963,838	$(45,159)	$(1,737,679)	$181,229

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	3,514	4	14,927	—	—	14,931
Restricted stock units released	5,883	5	—	—	—	5
Shares withheld for tax obligations	(363)	—	(2,217)	—	—	(2,217)
Stock-based compensation	—	—	49,637	—	—	49,637
Other comprehensive loss	—	—	—	(22,688)	—	(22,688)
Net loss	—	—	—	—	(38,086)	(38,086)
Balance at September 30, 2023	229,442	$229	$1,963,838	$(45,159)	$(1,737,679)	$181,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(123,995)	$(38,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,744	59,403
Non-cash restructuring charges and other related costs	32	1,183
Amortization of debt issuance costs and discount	2,750	2,970
Operating lease expense	6,905	6,402
Stock-based compensation expense	38,721	49,393
Other, net	139	(683)
Changes in assets and liabilities:
Accounts receivable	92,364	89,248
Inventory	74,527	(82,983)
Prepaid expenses and other current assets	(48,141)	16,811
Accounts payable	(57,127)	(27,798)
Accrued expenses and other current liabilities	(5,386)	(46,163)
Deferred revenue	(18,898)	(59,839)
Net cash provided by (used in) operating activities	8,635	(30,142)
Cash Flows from Investing Activities:
Purchase of property and equipment	(46,748)	(40,900)
Net cash used in investing activities	(46,748)	(40,900)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes, net of discount	—	98,751
Repayment of 2024 Notes	(18,747)	(83,446)
Payment of debt issuance cost	—	(2,108)
Proceeds from asset-based revolving credit facility	50,000	—
Repayment of asset-based revolving credit facility	(40,000)	—
Repayment of mortgage payable	(354)	(381)
Principal payments on finance lease obligations	(469)	(784)
Payment of term license obligation	(7,882)	(7,720)
Proceeds from issuance of common stock	5	14,931
Tax withholding paid on behalf of employees for net share settlement	(1,860)	(2,217)
Net cash (used in) provided by financing activities	(19,307)	17,026
Effect of exchange rate changes on cash	(862)	(8,551)
Net change in cash, cash equivalents and restricted cash	(58,282)	(62,567)
Cash, cash equivalents and restricted cash at beginning of period	173,859	189,203
Cash, cash equivalents and restricted cash at end of period(1)	$115,577	$126,636

	Nine Months Ended
	September 28, 2024	September 30, 2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$18,205	$9,955
Cash paid for interest	$25,967	$21,579
Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$26,779	$18,529
Transfer of inventory to fixed assets	$—	$1,207
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$16,380	$16,510
(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	September 28, 2024	September 30, 2023

Cash and cash equivalents	$115,089	$123,927
Short-term restricted cash	42	1,725
Long-term restricted cash	446	984
Total cash, cash equivalents and restricted cash	$115,577	$126,636
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
For the three-months ended September 28, 2024, two end-customers accounted for 15% and 12% of the Company's total revenue, respectively. For the nine-months ended September 28, 2024, one end-customer accounted for 10% of the Company's total revenue. For the three-months ended September 30, 2023, one end-customer accounted for 12% of the Company's total revenue, and for the nine-months ended September 30, 2023, the same end-customer accounted for 11% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the nine-months ended September 28, 2024 compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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
Completion of the Merger is subject to customary conditions, including but not limited to the adoption of the Merger Agreement by the Company’s stockholders; the satisfaction of certain domestic and foreign regulatory approvals, filings and authorizations, including antitrust clearance in the United States, antitrust approval by the European Commission, antitrust approval in the United Kingdom and antitrust approvals in other non-U.S. jurisdictions, and in connection with certain foreign investment laws in the U.S. and other specified locations, including filings with The Committee on Foreign Investment in the United States ("CFIUS") and foreign investment authorities in certain non-U.S. jurisdictions; the absence of a law or order preventing, materially enjoining, materially restraining or materially impairing the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.
The Merger Agreement includes certain customary termination rights for the Company and Nokia. Upon termination of the Merger Agreement in certain circumstances, the Company may be required to pay Nokia a termination fee of $65.0 million, and Nokia may be required to pay the Company a termination fee of $130.0 million.
In connection with the Merger, the Company held a special meeting of stockholders on October 1, 2024 (the “Special Meeting”). At the Special Meeting, the Company's stockholders approved the proposal to adopt the Merger Agreement.
On September 13, 2024, the applicable waiting period for U.S. antitrust purposes applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired. On October 7, 2024, the parties received approval from CFIUS with respect to the Merger. On October 22, 2024, relevant authorities indicated that a filing would not be required under antitrust laws in the United Kingdom at this time.
The Merger remains subject to the satisfaction of other customary closing conditions specified in the Merger Agreement. Infinera and Nokia continue to expect the Merger to close in the first half of 2025.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 28, 2024.
Other than transaction expenses associated with the proposed Merger of $15.5 million recorded in operating expense in the accompanying condensed consolidated statements of operations for the nine-months ended September 28, 2024, the terms of the Merger Agreement did not impact the Company’s condensed consolidated financial statements for the nine-months ended September 28, 2024.
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

Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. For public business entities, the standard will be effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in fiscal year 2025 annual financial statements, and expects the adoption of the standard will impact certain of the income tax disclosures.
2.Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three- and nine-months ended September 28, 2024, operating lease expense was $3.9 million and $11.3 million, respectively. Included in operating lease expense was rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.3 million and $1.0 million, for the three- and nine-months ended September 28, 2024, respectively.
For the three- and nine-months ended September 30, 2023, operating lease expense was $3.4 million and $11.6 million, respectively. Included in operating lease expense was rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.4 million and $2.6 million, for the three- and nine-months ended September 30, 2023, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and nine-month periods ended September 28, 2024 and September 30, 2023.
The following table presents current and long-term portion of operating lease liabilities as classified in the condensed consolidated balance sheets (in thousands):

	September 28, 2024	December 30, 2023
Accrued expenses and other current liabilities	$12,583	$11,888
Long-term operating lease liabilities	44,563	47,464
Total operating lease liabilities	$57,146	$59,352
The Company also has finance leases. The lease term for these arrangements range from three to five years with options to purchase, or ownership transferring at the end of the term.
As of September 28, 2024 and December 30, 2023, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $3.5 million and $4.5 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the three- and nine-month periods ended September 28, 2024 and September 30, 2023 was not material.
The following table presents maturity of the lease liabilities under the Company's non-cancelable leases as of September 28, 2024 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$106,541	$4,745
Less: interest(1)	49,395	457
Present value of lease liabilities	$57,146	$4,288
(1)    Calculated using an interest rate for each lease.

The following table presents supplemental information for the Company's non-cancelable leases for the nine-months ended September 28, 2024 (in thousands, except for lease term, discount rate and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	14.9 years	3.5 years
Weighted average discount rate	10.66%	10.00%
Cash paid for amounts included in the measurement of lease liabilities	$12,707	$469
Leased assets obtained in exchange for new lease liabilities	$6,396	$—
3.Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the end-customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$212,727	$229,649	$577,923	$683,798
Other Americas	16,029	25,361	64,115	69,073
Europe, Middle East and Africa	93,003	99,261	272,915	278,154
Asia Pacific	32,639	38,098	89,106	129,647
Total revenue	$354,398	$392,369	$1,004,059	$1,160,672
The Company sells its products directly to customers and to channel partners.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Direct	$224,473	$264,076	$649,846	$768,456
Indirect	129,925	128,293	354,213	392,216
Total revenue	$354,398	$392,369	$1,004,059	$1,160,672
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and deferred revenue from contracts with customers (in thousands):

	September 28, 2024	December 30, 2023
Assets (Liabilities)
Accounts receivable, net	$288,265	$381,981
Contract assets	$68,546	$46,738
Contract liabilities(1)	$(28,390)	$(3,313)
Deferred revenue(2)	$(137,958)	$(157,580)
(1)     Included in this balance are deposits, customer advances and variable rebates and incentives.
(2)     Included in this balance are amounts related to services that are subject to cancellation and pro-rated refund rights of $47.3 million and $85.9 million as of September 28, 2024 and December 30, 2023, respectively.

Revenue recognized for the three- and nine-months ended September 28, 2024 that was included in the deferred revenue balance at the beginning of the reporting period was $14.5 million and $107.7 million, respectively. Revenue recognized for the three- and nine-months ended September 30, 2023 that was included in the deferred revenue balance at the beginning of the reporting period was $17.4 million and $112.7 million, respectively. Changes in the contract asset and liability balances during the three- and nine-month periods ended September 28, 2024 and September 30, 2023 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized in the future as of September 28, 2024	$384,950	$100,591	$56,301	$21,003	$12,596	$5,137	$580,578

4.Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments, other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (as defined below and collectively referred to as "convertible senior notes"), approximate their fair values. The fair value of convertible senior notes was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on September 27, 2024 (the last trading day of the quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of September 28, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes (1)	$—	$738,331	$738,331	$—	$658,609	$658,609
(1)Consists of 2027 Notes and 2028 Notes as of September 28, 2024 as the Company repaid the remaining principal balance of the 2024 Notes during the quarter ended September 28, 2024. Refer to Note 10, “Debt” to the notes to condensed consolidated financial statements for more information.
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of September 28, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$65,000	$—	$65,000	$115,000	$—	$115,000
During the nine-months ended September 28, 2024, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of September 28, 2024 and December 30, 2023, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed a qualitative analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 28, 2024.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements), the Company incurred facilities-related charges of $0.3 million and $1.0 million for the three- and nine-months ended September 28, 2024, respectively. The Company incurred facilities-related charges of $0.4 million and $2.6 million for the three- and nine-months ended September 30, 2023, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs.

Cash, Cash Equivalents and Restricted Cash
As of September 28, 2024, the Company had $115.6 million of cash, cash equivalents and restricted cash, including $34.7 million of cash held by its foreign subsidiaries.
As of December 30, 2023, the Company had $173.9 million of cash, cash equivalents and restricted cash, including $48.1 million of cash held by its foreign subsidiaries.
The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the U.S.

5.Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the nine-months ended September 28, 2024 (in thousands):

Balance as of December 30, 2023	$240,566
Foreign currency translation adjustments	(3,057)
Balance as of September 28, 2024	$237,509
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible asset with finite life (in thousands, except for remaining useful life):

	September 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Customer relationships	$72,200	$(54,150)	$18,050	2.0

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Customer relationships	$72,200	$(47,381)	$24,819	2.8
Amortization expense was $2.3 million and $6.8 million for the three- and nine-months ended September 28, 2024, respectively. Amortization expense was $6.5 million and $20.7 million for the three- and nine-months ended September 30, 2023, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible asset with finite life as of September 28, 2024 (in thousands):

		Fiscal Years
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter
Total future amortization expense	$18,050	$2,256	$9,025	$6,769	$—	$—	$—

6.Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a roll forward of the allowance for credit losses for accounts receivable for the nine-months ended September 28, 2024 (in thousands):

Balance as of December 30, 2023	$876
Additions(1)	847
Write offs(2)	(904)
Balance as of September 28, 2024	$819
(1)The new additions during the nine-months ended September 28, 2024 are primarily for general reserves.
(2)The write offs during the nine-months ended September 28, 2024 are primarily for amounts that were previously reserved.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as change in Accounts receivable within operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and nine-months ended September 28, 2024, the Company's factoring related interest expense was approximately $0.2 million and $0.4 million, respectively. For the three- and nine-months ended September 30, 2023, the Company's factoring related interest expense was approximately $0.3 million and $0.7 million, respectively.
For the three- and nine-months ended September 28, 2024, the Company's gross amount of trade accounts receivables sold was approximately $12.3 million and $26.6 million, respectively. For the three- and nine-months ended September 30, 2023, the Company's gross amount of trade accounts receivables sold was approximately $18.1 million and $52.5 million, respectively.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	September 28, 2024	December 30, 2023
Inventory
Raw materials	$105,209	$133,561
Work in process	67,656	68,407
Finished goods	183,254	229,195
Total inventory	$356,119	$431,163
Property, plant and equipment, net
Computer hardware	$49,149	$48,611
Computer software(1)	72,654	74,752
Laboratory and manufacturing equipment	370,760	354,103
Land and building	12,372	12,372
Furniture and fixtures	3,178	2,916
Leasehold and building improvements	46,860	46,652
Construction in progress	83,586	41,328
Subtotal	638,559	580,734
Less accumulated depreciation and amortization(2)	(407,369)	(373,737)
Total property, plant and equipment, net	$231,190	$206,997
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$19,946	$17,909
Taxes payable	18,472	24,248
Short-term operating and finance lease liability	13,484	12,905
Restructuring accrual	2,875	6,042
Customer contract liabilities(3)	28,390	3,313
Other accrued expenses and other current liabilities	53,911	46,341
Total accrued expenses	$137,078	$110,758
(1)Included in computer software at September 28, 2024 and December 30, 2023 were $33.4 million and $34.8 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 28, 2024 and December 30, 2023 were $6.5 million and $9.6 million, respectively. Also included in computer software at September 28, 2024 and December 30, 2023 was $27.2 million and $29.6 million, respectively, related to term licenses. The unamortized term license costs at September 28, 2024 and December 30, 2023 was $16.3 million and $23.6 million, respectively.
(2)Depreciation expense was $13.3 million and $39.7 million (which includes depreciation of capitalized ERP cost of $1.2 million and $3.7 million, respectively) for the three- and nine-months ended September 28, 2024, respectively. Also included in depreciation expense for the three- and nine-months ended September 28, 2024 was $2.5 million and $7.5 million, respectively, related to term licenses. Depreciation expense was $13.5 million and $38.7 million (which includes depreciation of capitalized ERP cost of $1.3 million and $3.5 million, respectively) for the three- and nine-months ended September 30, 2023, respectively. Also included in depreciation expense for the three- and nine-months ended September 30, 2023 was $2.4 million and $6.8 million, respectively, related to term licenses.
(3)See Note 3, “Revenue Recognition” to the notes to condensed consolidated financial statements for more information.
7.Restructuring and Other Related Costs
In 2023, the Company implemented a restructuring initiative to reduce costs (the "2023 Restructuring Plan"). In relation to the 2023 Restructuring Plan, the Company incurred and recorded $6.4 million in total of which $5.9 million was recorded in 2023 and $0.5 million was recorded in the nine-months ended September 28, 2024. The 2023 Restructuring Plan was completed in 2024, including all associated payments.

In 2024, the Company implemented a restructuring initiative to reduce costs (the "2024 Restructuring Plan"). In relation to the 2024 Restructuring Plan, the Company incurred and recorded $3.2 million of restructuring costs in the nine-months ended September 28, 2024. The 2024 Restructuring Plan is expected to be completed in 2024 with the associated payments made in 2024 and 2025. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
In the three- and nine-month periods ended September 28, 2024 and September 30, 2023, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. This was a result of restructuring initiatives undertaken in previous years.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related credits	$(24)	$(469)	$—	$—
Lease related impairment charges	—	312	—	405
Others	—	—	—	(5)
Total	$(24)	$(157)	$—	$400

	Nine Months Ended
	September 28, 2024		September 30, 2023
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$652	$3,064	$—	$—
Lease related impairment charges	—	1,041	—	2,566
Others	—	—	—	55
Total	$652	$4,105	$—	$2,621
Restructuring liabilities are reported within accrued expenses in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Others	Total
Balance at December 30, 2023	$5,887	$—	$155	$6,042
Charges	3,716	1,041	—	4,757
Cash Payments	(6,868)	(1,024)	—	(7,892)
Non-Cash Settlements and Other	(16)	(17)	1	(32)
Balance at September 28, 2024	$2,719	$—	$156	$2,875
As of September 28, 2024, the Company's restructuring liability was primarily related to the 2024 Restructuring Plan.

8.Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the nine-months ended September 28, 2024 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Total
Balance at December 30, 2023	$(59,594)	$24,746	$(34,848)
Other comprehensive income before reclassifications	4,770	—	4,770
Amounts reclassified from accumulated other comprehensive loss	—	(331)	(331)
Net current-period other comprehensive income (loss)	4,770	(331)	4,439
Balance at September 28, 2024	$(54,824)	$24,415	$(30,409)

9.Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three- and nine-month periods ended September 28, 2024 and September 30, 2023, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(14,313)	$(9,413)	$(123,995)	$(38,086)
Weighted average common shares outstanding - basic and diluted	235,832	228,077	233,905	225,465
Net loss per common share - basic and diluted	$(0.06)	$(0.04)	$(0.53)	$(0.17)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Convertible senior notes	27,497	28,019	27,845	34,412
Restricted stock units	13,650	13,144	15,349	14,313
Performance stock units	3,709	3,661	4,102	3,674
Employee stock purchase plan shares	—	—	—	71
Total	44,856	44,824	47,296	52,470
The Company uses the if-converted method for calculating any potential dilutive effect of the convertible senior notes. The Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three- and nine-month periods ended September 28, 2024 and September 30, 2023, because the effect would have been anti-dilutive.
10.Debt
The following is a summary of the Company's debt as of September 28, 2024 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2027 Notes	$—	$197,559	$200,000	March 2027
2028 Notes	—	463,708	473,750	August 2028
Asset-based revolving credit facility	10,000	—	10,000	June 2027
Mortgage	473	5,938	6,411	August 2029
Total Debt	$10,473	$667,205	$690,161
The following is a summary of the Company's debt as of December 30, 2023 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18,747	$—	$18,747	September 2024
2027 Notes	—	196,829	200,000	March 2027
2028 Notes	—	461,927	473,750	August 2028
Mortgage	6,765	—	6,765	May 2024
Total Debt	$25,512	$658,756	$699,262
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"). In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022 and in June 2023, the Company issued $373.8 million and $100.0 million, respectively, aggregate principal amounts of 3.75% Convertible Senior Notes due 2028 (together, the "2028 Notes", and together with the 2024 Notes and 2027 Notes, the “convertible senior notes”). The 2024 Notes bore interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. No sinking fund is provided for the convertible senior notes.
Upon maturity of the 2024 Notes on September 1, 2024, the Company repaid the then remaining principal balance of $18.7 million along with accrued interest of $0.2 million.
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three- and nine-months ended September 28, 2024. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three- and nine-months ended September 28, 2024.
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
Interest Expense
The following table presents the contractual interest expense and the amortization of debt issuance costs related to the convertible senior notes included in Interest expense in the Company's condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Contractual interest expense	$5,758	$5,803	$17,340	$16,472
Amortization of debt issuance costs and discount	844	799	2,508	3,243
Total interest expense	$6,602	$6,602	$19,848	$19,715
The issuance cost and discount related to the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 3.0% and 4.3%, respectively. Unamortized debt issuance costs and discount will be amortized over the remaining life of the 2027 Notes and the 2028 Notes which is approximately 29 months, and 46 months, respectively.
The net carrying amount of the convertible senior notes as of September 28, 2024 and as of December 30, 2023 was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	September 28, 2024	December 30, 2023	September 28, 2024	December 30, 2023	September 28, 2024	December 30, 2023
Principal	$—	$18,747	$200,000	$200,000	$473,750	$473,750
Unamortized issuance costs and discount	—	—	(2,441)	(3,171)	(10,042)	(11,823)
Net carrying amount	$—	$18,747	$197,559	$196,829	$463,708	$461,927
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
The Loan Agreement also contains certain customary affirmative and negative covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of September 28, 2024, the Company was in compliance with all covenants under the Loan Agreement.
As of September 28, 2024, the Company had outstanding borrowings of $10.0 million and availability of $76.1 million under the Credit Facility.
As of September 28, 2024, the Loan Agreement included a $50.0 million letter of credit subfacility and $29.8 million of letters of credit were issued and outstanding.
Mortgage Payable
The Company has mortgaged a property it owns. The loan was amended in August 2024, extending its maturity date to August 25, 2029. The loan carries a fixed interest rate of 7.50% and is repayable in 60 equal monthly installments of approximately $0.1 million, with the remaining principal payment at maturity.
11.Commitments and Contingencies
The following table sets forth commitments and contingencies related to the Company's various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2024	2025	2026	2027	2028	Thereafter

Operating leases(1)(2)	$106,541	$4,296	$16,049	$13,089	$11,564	$7,100	$54,443
Finance lease obligations(3)	4,745	847	1,128	1,005	955	810	—
2027 Notes, including interest(4)	212,500	—	5,000	5,000	202,500	—	—
2028 Notes, including interest(4)	544,813	—	17,766	17,766	17,766	491,515	—
Asset-based revolving credit facility(4)	10,000	10,000	—	—	—	—	—
Mortgage Payable, including interest(4)	8,341	236	945	945	945	945	4,325
Total contractual obligations	$886,940	$15,379	$40,888	$37,805	$233,730	$500,370	$58,768
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 14 years. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.4 million and $4.6 million as of September 28, 2024 and December 30, 2023, respectively. The entire $4.4 million as of September 28, 2024, is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 2, "Leases" to the notes to condensed consolidated financial statements for more information.
(4)See Note 10, "Debt" to the notes to condensed consolidated financial statements for more information.
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts that, through certain products, the Company infringes on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleges that

NextGen is entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. A Markman hearing was held on November 14, 2023, and the Court issued its claim construction order on December 22, 2023. Fact discovery closed on December 6, 2023, and expert discovery closed on February 4, 2024. The Court set a May 6, 2024 date for expected trial. On April 14, 2023, the Company filed petitions with the US Patent and Trademark Office ("USPTO") seeking inter partes reviews to invalidate asserted claims of the asserted NextGen patents. On December 4, 2023, the Patent Trial and Appeal Board of the USPTO denied institution of such inter partes reviews. A mediation was held on March 13, 2024, which resulted in a settlement in principle of the action against the Company. The parties are continuing to finalize a written settlement agreement. Meanwhile, on September 12, 2024, the Court dismissed the action against the Company, with prejudice. The Company does not expect that the terms of the settlement will have a material impact on its financial results.
In addition to the matter described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business or pursuant to the Merger. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its condensed consolidated financial position, results of operations or cash flows.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of September 28, 2024 and December 30, 2023, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

12.Stockholders’ Equity
2016 Equity Incentive Plan
In June 2024, the stockholders approved amendments to the 2016 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by an additional 7.1 million shares. As of September 28, 2024, the Company reserved a total of 58.9 million shares of common stock under this plan.
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs. The Company also had an ESPP for all eligible employees which was indefinitely suspended, effective upon the expiration of the offering period that ended August 15, 2023.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2023	11,536	$7.45	$54,802
RSUs granted	8,573	$4.77
RSUs released	(5,237)	$7.67	$29,489
RSUs canceled	(1,222)	$6.47
Outstanding at September 28, 2024	13,650	$5.78	$92,549

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2023	3,653	$7.63	$17,352
PSUs granted	1,224	$6.80
PSUs released	(406)	$8.61	$2,047
PSUs canceled	(762)	$7.01
Outstanding at September 28, 2024	3,709	$7.37	$25,150
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $6.78 at September 27, 2024 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet fully amortized, of the Company’s equity compensation plans as of September 28, 2024. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$62,884	1.70
PSUs	$10,569	1.59

Stock-Based Compensation
The following table summarizes the stock-based compensation expense related to the ESPP, RSUs, and PSUs (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
ESPP	$—	$726	$—	$3,798
RSUs	$12,410	$13,660	$37,547	$40,431
PSUs	$1,938	$1,344	$1,122	$5,413
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 28, 2024	December 30, 2023
Stock-based compensation effects in inventory	$1,618	$3,895

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income tax benefit associated with stock-based compensation	$2,081	$2,144	$6,096	$6,335
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,084	$2,515	$5,754	$7,672
Research and development	4,623	5,734	14,232	17,557
Sales and marketing	3,241	3,706	9,139	11,371
General and administration	4,441	3,790	9,596	12,793
Total stock-based compensation expense	$14,389	$15,745	$38,721	$49,393
13.Income Taxes
The Company computes its quarterly income tax expense/(benefit) by using a forecasted annual effective tax rate and adjust for any discrete items arising during the quarter. The Company recorded income tax expense for the three- and nine-months ended September 28, 2024 of $3.9 million and $8.5 million, on pre-tax losses of $10.4 million and $115.5 million, respectively. This compared to a tax expense of $2.5 million and $12.5 million, on pre-tax losses of $6.9 million and $25.6 million, for the three- and nine-months ended September 30, 2023, respectively.
Provision for income taxes increased by approximately $1.4 million during the three-months ended September 28, 2024, compared to the corresponding period in 2023, and decreased by approximately $4.0 million during the nine-months ended September 28, 2024, compared to the corresponding period in 2023. The increased taxes during the three-months ended September 28, 2024 was a result of higher withholding taxes in foreign jurisdictions, while the decreased taxes during the nine-months ended September 28, 2024 was a result of a decline in overall income, and foreign currency gains experienced during 2023 in combination with foreign currency losses incurred in 2024.

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
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is also under routine examination by federal, various state and foreign tax authorities. The Company believes that adequate amounts have been reserved in these jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. As a large taxpayer, the Company is under audit by multiple state and foreign jurisdictions for various open tax years. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits recorded as of September 28, 2024, that are reasonably possible to occur within the next 12 months are not expected to be material.
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
Additionally, the following table sets forth the Company's property, plant and equipment, net by geographic region (in thousands):

	September 28, 2024	December 30, 2023
United States	$212,777	$188,684
Other Americas	3,838	2,777
Europe, Middle East and Africa	9,316	9,973
Asia Pacific	5,259	5,563
Total property, plant and equipment, net	$231,190	$206,997

15.Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Beginning balance	$29,458	$35,397	$33,200	$36,621
Charges to operations	3,798	4,998	11,134	14,830
Utilization	(4,587)	(5,064)	(12,357)	(15,819)
Change in estimate(1)	(3,480)	527	(6,788)	226
Balance at the end of the period	$25,189	$35,858	$25,189	$35,858
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
Letters of Credit and Bank Guarantees
The Company had $31.3 million and $24.1 million of standby letters of credit, bank guarantees and surety bonds outstanding as of September 28, 2024 and December 30, 2023, respectively. Details are provided in the table below (in thousands).

	September 28, 2024	December 30, 2023
Customer performance guarantees	$26,854	$19,068
Value added tax license	2,882	3,127
Property leases	1,540	1,894
Total	$31,276	$24,089
Of the $26.9 million related to customer performance guarantees as of September 28, 2024, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million. Of the $19.1 million related to customer performance guarantees as of December 30, 2023, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million.
As of September 28, 2024, of the aforementioned standby letters of credit and bank guarantees outstanding, $1.5 million was backed by cash collateral.
16.Pension and Post-Retirement Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$32	$38	$95	$189
Interest cost	726	775	2,144	2,325
Expected return on plan assets	(749)	(659)	(2,212)	(1,977)
Amortization of actuarial gain	(112)	(108)	(331)	(305)
Net periodic (benefit) cost	$(103)	$46	$(304)	$232

The service cost component is included in operating expenses in the Company's condensed consolidated statements of operations. All other components are included in Other income (expense), net in the Company's condensed consolidated statements of operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, statements related to the Merger, including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other stockholder action related to the Merger; the effects on us and our stockholders if the Merger is not completed; revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the competitive advantages derived from sales of our vertically integrated products; demand growth for additional network capacity, the level and timing of customer capital spending and the impact on customer demand from customers holding excess inventory beyond normalized levels; the magnitude and duration of supply constraints and their impact on our business; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; our ability to respond to technological changes; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements regarding our expectations about our efforts to increase our sales and capture market share in international markets; statements regarding grants from governments, agencies or research organizations; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments and initiatives; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to our internal control over financial reporting and material weaknesses; statements related to our disclosure controls and procedures; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; expectations regarding the completion of our restructuring plans; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics, pandemics and armed conflicts, such as between Russia and Ukraine and in the Middle East; statements related to new accounting standards; expectations about the outcome and impact of legal proceedings; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed on May 17, 2024. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (the "Coriant Acquisition"), a privately held global supplier of open network solutions for the largest global network operators. These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a broader global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables. Pluggable optics are optical transmission solutions packaged in smaller and more versatile form factors. They are designed to seamlessly address the rapidly growing market for point-to-point solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, vertically integrated optical engine technology that powers our differentiated optical networking solutions.
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
In connection with the Merger, the Company held the Special Meeting. At the Special Meeting, the Company's stockholders approved the proposal to adopt the Merger Agreement.
On September 13, 2024, the applicable waiting period for U.S. antitrust purposes applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired. On October 7, 2024, the parties received approval from CFIUS with respect to the Merger. On October 22, 2024, relevant authorities indicated that a filing would not be required under antitrust laws in the United Kingdom at this time.

The Merger remains subject to the satisfaction of other customary closing conditions specified in the Merger Agreement. Infinera and Nokia continue to expect the Merger to close in the first half of 2025.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine-months ended September 28, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$276,214	78%	$316,613	81%	$(40,399)	(13)%
Services	78,184	22%	75,756	19%	2,428	3%
Total revenue	$354,398	100%	$392,369	100%	$(37,971)	(10)%
Cost of revenue:
Product	$170,693	48%	$190,312	49%	$(19,619)	(10)%
Services	42,515	12%	40,209	10%	2,306	6%
Amortization of intangible assets	—	—%	3,528	1%	(3,528)	(100)%
Restructuring and other related costs	(24)	—%	—	—%	(24)	NMF*
Total cost of revenue	$213,184	60%	$234,049	60%	$(20,865)	(9)%
Gross profit	$141,214	40%	$158,320	40%	$(17,106)	(11)%
*NMF = Not meaningful

	Nine Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$778,008	77%	$931,057	80%	$(153,049)	(16)%
Services	226,051	23%	229,615	20%	(3,564)	(2)%
Total revenue	$1,004,059	100%	$1,160,672	100%	$(156,613)	(13)%
Cost of revenue:
Product	$494,248	49%	$577,152	49%	$(82,904)	(14)%
Services	121,910	12%	124,889	11%	(2,979)	(2)%
Amortization of intangible assets	—	—%	10,621	1%	(10,621)	(100)%
Restructuring and other related costs	652	—%	—	—%	652	NMF*
Total cost of revenue	$616,810	61%	$712,662	61%	$(95,852)	(13)%
Gross profit	$387,249	39%	$448,010	39%	$(60,761)	(14)%
*NMF = Not meaningful
Revenue
Total product revenue decreased by $40.4 million, or 13%, during the three-months ended September 28, 2024, compared to the corresponding period in 2023. This year-over-year decrease in revenue was led by decreased revenue from our Tier 1 and Other Service Provider verticals partially offset by an increase in revenue from our internet content provider ("ICP") vertical. Total product revenue decreased by $153.0 million, or 16%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023. The year-over-year decline in revenue was driven primarily by decreases from our Tier 1 customers in the United States, Asia Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") and Other Service Provider customers in the United States and APAC.

Total services revenue increased by $2.4 million, or 3%, for the three-months ended September 28, 2024, compared to the corresponding period in 2023, and decreased by $3.6 million, or 2%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023. This year-over-year increase in revenue during the three-months ended September 28, 2024 was led by higher revenue in our Other Service Provider and ICP verticals slightly offset by lower Tier 1 revenue. The decrease for the nine-month period was related to lower professional services revenue primarily driven by delays in customer readiness.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$212,727	60%	$229,649	59%	$(16,922)	(7)%
International	141,671	40%	162,720	41%	(21,049)	(13)%
	$354,398	100%	$392,369	100%	$(37,971)	(10)%
Total revenue by sales channel:
Direct	$224,473	63%	$264,076	67%	$(39,603)	(15)%
Indirect	129,925	37%	128,293	33%	1,632	1%
	$354,398	100%	$392,369	100%	$(37,971)	(10)%

	Nine Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$577,923	58%	$683,798	59%	$(105,875)	(15)%
International	426,136	42%	476,874	41%	(50,738)	(11)%
	$1,004,059	100%	$1,160,672	100%	$(156,613)	(13)%
Total revenue by sales channel:
Direct	$649,846	65%	$768,456	66%	$(118,610)	(15)%
Indirect	354,213	35%	392,216	34%	(38,003)	(10)%
	$1,004,059	100%	$1,160,672	100%	$(156,613)	(13)%

Domestic revenue decreased by $16.9 million, or 7%, during the three-months ended September 28, 2024, compared to the corresponding period in 2023. Domestic revenue decreased by $105.9 million, or 15%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023. In both comparisons the decline was driven primarily by decreased revenue from telecom service provider customers.
International revenue decreased by $21.0 million, or 13%, during the three-months ended September 28, 2024, compared to the corresponding period in 2023, driven by declines across all regions. International revenue decreased by $50.7 million, or 11%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023, primarily due to declines with telecom service providers in APAC.
Direct revenue decreased by $39.6 million, or 15%, and indirect revenue increased by $1.6 million, or 1%, during the three-months ended September 28, 2024, compared to the corresponding period in 2023. The decrease in direct revenue was primarily attributable to lower revenue from telecom service providers, partially offset by ICP growth in the United States. The increase in indirect revenue was primarily driven by ICP customers. Direct revenue decreased by $118.6 million, or 15%, and indirect revenue decreased by $38.0 million, or 10%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023. The decrease in direct revenue was primarily driven by our telecom service provider customers globally. The decrease in indirect revenue was primarily driven by our Other Service Provider customers, partially offset by growth in our ICP vertical.

Cost of Revenue
Gross Profit and Margin
Gross profit was $141.2 million for the three-months ended September 28, 2024, with gross margin flat at 40%, compared to the corresponding period in 2023, reflecting a favorable product mix with higher volumes of ICE6 deployments at higher margins, largely offset by higher deployment services costs. Gross profit was $387.2 million for the nine-months ended September 28, 2024, with gross margin remaining flat at 39% compared the corresponding period in 2023. This was primarily driven by lower margin line-system deployments offset by lower warranty costs.
Amortization of Intangible Assets
Amortization of intangible assets incurred in 2023 was related to certain developed technology assets that were fully amortized in the third quarter of 2023.
Restructuring and Other Related Costs
Restructuring and other related costs was immaterial and $0.7 million in the three- and nine-months ended September 28, 2024, respectively, due to charges incurred in relation to 2024 Restructuring Plan. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$73,283	21%	$76,846	20%	$(3,563)	(5)%
Sales and marketing	35,715	10%	41,075	10%	(5,360)	(13)%
General and administrative	34,160	10%	29,368	7%	4,792	16%
Amortization of intangible assets	2,257	1%	2,976	1%	(719)	(24)%
Merger-related charges	6,954	2%	—	—%	6,954	NMF*
Restructuring and other related costs	(157)	—%	400	—%	(557)	(139)%
Total operating expenses	$152,212	44%	$150,665	38%	$1,547	1%
*NMF = Not meaningful

	Nine Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$225,223	22%	$237,234	20%	$(12,011)	(5)%
Sales and marketing	118,357	12%	124,406	11%	(6,049)	(5)%
General and administrative	101,114	10%	89,762	8%	11,352	13%
Amortization of intangible assets	6,769	1%	10,088	1%	(3,319)	(33)%
Merger-related charges	15,471	2%	—	—%	15,471	NMF*
Restructuring and other related costs	4,105	—%	2,621	—%	1,484	57%
Total operating expenses	$471,039	47%	$464,111	40%	$6,928	1%
*NMF = Not meaningful
Research and Development Expenses

Research and development expenses decreased by $3.6 million, or 5%, during the three-months ended September 28, 2024, and decreased by $12.0 million, or 5%, during the nine-months ended September 28, 2024, compared to the corresponding periods in 2023. These decreases were primarily attributable to lower employee related expenses, partially offset by higher external engineering services and prototype costs.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $5.4 million, or 13%, during the three-months ended September 28, 2024 primarily due to lower employee costs. Sales and marketing expenses decreased by $6.0 million, or 5%, during the nine-months ended September 28, 2024, compared to the corresponding periods in 2023, primarily related to lower employee related expenses, partially offset by higher marketing costs related to trade shows and industry events.
General and Administrative Expenses
General and administrative expenses increased by $4.8 million, or 16%, during the three-months ended September 28, 2024, and increased by $11.4 million, or 13%, during the nine-months ended September 28, 2024, compared to the corresponding periods in 2023. Both the three- and nine-month periods had higher outside professional services expenses, which were partially offset by lower employee related expenses.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.7 million, or 24%, during the three-months ended September 28, 2024, and decreased by $3.3 million, or 33%, during the nine-months ended September 28, 2024, compared to the corresponding periods in 2023. These decreases were largely due to lower amortization of certain customer relationships and backlog being fully amortized in the first quarter of 2023.
Merger-related charges
Merger-related charges represent charges incurred in connection with the pending Merger with Nokia. We incurred $7.0 million and $15.5 million in related charges during the three- and nine-months ended September 28, 2024, primarily related to outside professional services.
Restructuring and Other Related Costs
Restructuring and other related costs were immaterial during the three-months ended September 28, 2024, and corresponding period in 2023. Restructuring and other related costs increased by $1.5 million, or 57%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023. These increases were primarily due to charges incurred in relation to the 2024 Restructuring Plan, partially offset by lower lease-related impairment charges incurred in the nine-months ended September 28, 2024. See Note 7, “Restructuring and Other Related Costs” to the notes to condensed consolidated financial statements for more information.

Other Income (expense), Net

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	% Change
	(In thousands)
Interest income	$874	$546	$328	60%
Interest expense	(8,764)	(7,608)	(1,156)	15%
Other gain (loss), net	8,485	(7,540)	16,025	213%
Total other income (expense), net	$595	$(14,602)	$15,197	104%

	Nine Months Ended
	September 28, 2024	September 30, 2023	Change	% Change
	(In thousands)
Interest income	$2,789	$1,734	$1,055	61%
Interest expense	(25,556)	(21,795)	(3,761)	17%
Other gain (loss), net	(8,910)	10,586	(19,496)	(184)%
Total other income (expense), net	$(31,677)	$(9,475)	$(22,202)	(234)%
Interest income increased $0.3 million, or 60%, during the three-months ended September 28, 2024, and increased by $1.1 million, or 61%, during the nine-months ended September 28, 2024, compared to the corresponding periods in 2023, primarily due to higher interest rates from investments in money market funds.
Interest expense increased $1.2 million, or 15%, during the three-months ended September 28, 2024, compared to the corresponding period in 2023, primarily due to interest and fees incurred in relation to asset-based revolving credit facility.
Interest expense increased by $3.8 million, or 17%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023, primarily due to the issuance of the $100.0 million in additional aggregate principal amount, in June 2023 (the "Additional 2028 Notes"), of our currently outstanding 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes" and, together with the Additional 2028 Notes, the “2028 Notes"), partially offset by repurchase of the 2.125% Convertible Senior Notes due September 1, 2024 (the “2024 Notes") in June 2023. See Note 10, “Debt” to the notes to condensed consolidated financial statements for more information. In addition, higher interest and fees were incurred in relation to borrowings of $50.0 million on the asset-based revolving credit facility during the nine-months ended September 28, 2024, compared to the corresponding period in 2023 during which there was no borrowing on the Credit Facility.
The change in other gain (loss), net of $16.0 million, or 213%, during the three-months ended September 28, 2024, compared to the corresponding period in 2023, was primarily due to foreign exchange gains in the three-months ended September 28, 2024, driven by foreign currency exchange rate changes. The change in other gain (loss), net of $19.5 million, or 184%, during the nine-months ended September 28, 2024, compared to the corresponding period in 2023, was primarily due to foreign exchange losses in the nine-months ended September 28, 2024, driven by foreign currency exchange rate changes.
Income Tax Provision
Income taxes for the three- and nine-months ended September 28, 2024 was an expense of $3.9 million and $8.5 million, on pre-tax losses of $10.4 million and $115.5 million, respectively. This compared to a tax expense of $2.5 million and $12.5 million, on pre-tax losses of $6.9 million and $25.6 million, for the three- and nine-months ended September 30, 2023, respectively.

Provision for income taxes increased by approximately $1.4 million during the three-months ended September 28, 2024, compared to the corresponding period in 2023, and decreased by approximately $4.0 million during the nine-months ended September 28, 2024, compared to the corresponding period in 2023. The increased taxes during the three-months ended September 28, 2024 was a result of higher withholding taxes in foreign jurisdictions, while the decreased taxes during the nine-months ended September 28, 2024 was a result of a decline in overall income, and foreign currency gains experienced during 2023 in combination with foreign currency losses incurred in 2024.
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other changes, implements a 1% excise tax on certain stock buybacks, which would generally apply to repurchases of stock by U.S. corporations. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. The Council of the European Union adopted this initiative by European Union member states on December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Any changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations. We are continuing to monitor the pending implementation of these rules by individual countries and the potential impact on our business. We expect the provisions effective in 2024 to have an immaterial impact on our tax obligations for 2024.
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
Liquidity and Capital Resources

	Nine Months Ended
	September 28, 2024	September 30, 2023

	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$8,635	$(30,142)
Investing activities	$(46,748)	$(40,900)
Financing activities	$(19,307)	$17,026

	September 28, 2024	December 30, 2023

	(In thousands)
Cash and cash equivalents	$115,089	$172,505
Restricted cash	488	1,354
	$115,577	$173,859
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the nine-months ended September 28, 2024 was $8.6 million, compared to $30.1 million net cash used in operating activities for the corresponding period in 2023.
Net loss during the nine-months ended September 28, 2024 was $124.0 million, which primarily included non-cash charges of $95.3 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs and discount, operating lease expense, and stock-based compensation, compared to a net loss during the nine-months ended September 30, 2023 of $38.1 million, which included non-cash charges of $118.7 million.
Net cash provided by working capital was $37.3 million during the nine-months ended September 28, 2024. Accounts receivable decreased by $92.4 million due to collections and lower customer billings. Inventory levels decreased by $74.5 million primarily due to our efforts to reduce inventory. Prepaid and other assets increased by $48.1 million primarily due to increase in customer contract assets, contract manufacturing-related deposits and prepaid taxes. Accounts payable decreased by $57.1 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses decreased by $5.4 million primarily due to payment of compensation-related expenses. Deferred revenue decreased by $18.9 million primarily due to amortization of maintenance renewals during the period.
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
Investing Activities
Net cash used in investing activities during the nine-months ended September 28, 2024 was $46.7 million, entirely for the purchase of property and equipment. This was primarily due to capital expenditures related to laboratory and manufacturing equipment and leasehold improvements under construction.
Net cash used in investing activities during the nine-months ended September 30, 2023 was $40.9 million, entirely for the purchase of property and equipment.
Financing Activities
Net cash used in financing activities during the nine-months ended September 28, 2024 was $19.3 million, compared to net cash provided by financing activities of $17.0 million in the corresponding period of 2023. Financing activities during the nine-months ended September 28, 2024 primarily included principal repayment of 2024 Notes of $18.7 million, payment of $7.9 million for term licenses, and tax withholdings in the amount of $1.9 million paid on behalf of certain employees for net share settlements of RSUs, partially offset by net borrowing of $10.0 million on asset-based revolving credit facility.
Net cash provided by financing activities during the nine-months ended September 30, 2023 was $17.0 million. Financing activities during the nine-months ended September 30, 2023 primarily included net proceeds of $15.3 million from the issuance of Additional 2028 Notes and partial repurchase of the 2024 Notes and net proceeds of $14.9 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $7.7 million term license purchases, payment of debt issuance costs of $2.1 million and tax withholdings in the amount of $2.2 million paid on behalf of certain employees for net share settlements of RSUs.

Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, mortgage payments and interest payments on our convertible senior notes (as defined below) for at least 12 months. If the impact to our business and financial position from weakness in the global economy, banking sector and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives and potential transactions for efficiently funding our capital expenditures, ongoing operations and servicing our existing debt. We may, subject to market conditions and other considerations, from time to time engage in a variety of financing transactions for such purposes, including the issuance of securities or the incurrence of additional debt and the refinancing of existing debt. We may not be able to secure timely additional financing, or refinance existing debt, on favorable terms or at all. The terms of any additional financings or refinancing may place limits on our financial and operating flexibility and we may not be able to obtain terms as favorable as the terms of any debt being refinanced. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
On September 11, 2018, we issued the 2024 Notes, which matured on September 1, 2024. Interest was payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on March 1, 2019. Upon maturity of the 2024 Notes, the Company repaid the then remaining principal balance of $18.7 million along with accrued interest of $0.2 million.
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
As of September 28, 2024, we had outstanding borrowings of $10.0 million under the Credit Facility and we had availability of $76.1 million under the Credit Facility. For more information regarding the Credit Facility, see Note 10, “Debt” to the notes to condensed consolidated financial statements.
As of September 28, 2024, we had $115.6 million of cash, cash equivalents and restricted cash including $34.7 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the U.S. of the Jobs Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.

We had standby letters of credit and bank guarantees as of the quarters ended September 28, 2024 and December 30, 2023. See Note 15, “Guarantees” to the notes to condensed consolidated financial statements for further information.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q (September 28, 2024), our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in "Management's Report on Internal Control Over Financial Reporting" below.
Management's Report on Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, identified control deficiencies within the revenue portion of our quote-to-cash cycle (revenue cycle) and our inventory cycle. With respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Within the revenue cycle, controls over the annual establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers.
Within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not designed and operating effectively to support such judgements. In addition, controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory did not operate effectively.
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
While these material weaknesses did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 28, 2024.
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
c.design and implement effective controls over IPE to ensure adequate levels of evidence and documentation to support control procedures, augmented by training of our control performers and reviewers related to the assessment of completeness and accuracy; and
d.review and enhance our personnel with the appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, particularly in areas related to our revenue and inventory cycles.
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
Changes in Internal Control over Financial Reporting
Except for the unremediated material weaknesses noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine-months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.
•The Merger and related uncertainty may cause customers and other partners to delay or defer commercial decisions.
•Failure to attract, motivate and retain executives and other key employees could harm the business.
•Failure to complete the Merger could negatively impact our future business and financial results and the trading prices of our common stock.
•Our directors and executive officers have interests and arrangements in the Merger that may be different from, or in addition to, the interests of our stockholders generally.
•The Nokia Shares to be received in the form of Nokia ADSs by electing stockholders as a result of the Merger will have rights different from our common stock.
•Lawsuits have been filed in connection with the Merger and further litigation may arise, which could be costly, prevent the consummation of the Merger, divert management’s attention and otherwise harm our business.
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
•Supply chain and logistics issues could harm our business and operating results.
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
•If we are not successful in securing the funding contemplated by grants we may receive from governments, agencies or research organizations, or if we are unable to comply with the terms of those grants, then our business might be harmed.
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
•We may issue additional shares of our common stock in connection with conversions of the 2027 Notes and the 2028 Notes (as defined below).
•The fundamental change provisions of the 2027 Notes and the 2028 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
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

General Risk Factors
•The trading price of our common stock has been volatile in the past and may be volatile in the future.
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
Risks Related to the Merger
Because the exchange ratios provided in the Merger Agreement are fixed and will not be adjusted, our stockholders cannot be certain of the precise amount or value of the consideration in the form of Nokia ADSs that they may receive in the Merger.
Subject to the terms of the Merger Agreement, at the Effective Time each share of our common stock that is issued and outstanding as of immediately prior to the Effective Time will be automatically canceled, extinguished and converted into, at the election of the holder, the right to receive the following consideration, subject to proration in accordance with the Merger Agreement: (1) the Cash Consideration; (2) the Share Consideration or (3) the Mixed Consideration.
The Nokia Shares will be delivered in the form of Nokia ADSs, with each Nokia ADS representing the right to one Nokia Share. The election right for holders of our common stock with respect to the Mixed Consideration and the Share Consideration will be subject to proration pursuant to the terms of the Merger Agreement and described further in the definitive proxy statement/prospectus filed with the SEC on August 21, 2024 (the “Proxy Statement/Prospectus”), such that the maximum number of Nokia ADSs that may be delivered as Merger Consideration is equal to (i) 0.5355 multiplied by (ii) the aggregate number of shares of our common stock issued and outstanding as of the date that is ten (10) business days prior to the closing date of the Merger (subject to certain exclusions as set forth in the Merger Agreement). In the Merger: (1) no more than 30 percent of the aggregate Merger Consideration will be paid in the form of Nokia Shares and (2) at least 70 percent of the aggregate Merger Consideration will be paid in cash. Accordingly, some of the Merger Consideration that one of our stockholders receives may differ from the type of consideration selected and such difference may be significant, and there is no assurance that one of our stockholders that has made a valid election will receive the form of consideration elected with respect to the shares of our common stock held by such stockholder.
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
It is impossible to accurately predict the market price of Nokia ADSs at the completion of the Merger and, therefore, impossible to accurately predict the market value of Nokia ADSs that our stockholders will receive as a portion of the Merger Consideration in the Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Nokia’s or our respective businesses, operations or prospects; legislative and regulatory developments in the industries that Nokia and we operate; general market, industry and economic conditions; potential shareholder litigation relating to the Merger or otherwise relating to Nokia or to us; market assessments of the likelihood that the Merger will be completed; interest rates and other factors generally affecting the respective prices of Nokia ADSs and shares of our common stock; and the timing of the Merger and receipt of required regulatory approvals.
Many of these factors are beyond our control, and we are not permitted to terminate the Merger Agreement solely due to a decline in the market price of our common stock or Nokia ADSs.
The market price of Nokia ADSs will continue to fluctuate after the Merger.
Upon completion of the Merger, our stockholders who elect to receive the Share Consideration or elect to receive the Mixed Consideration will become holders of Nokia ADSs. Each Nokia ADS represents the right to one

Nokia Share. The market price of the Nokia ADSs and the Nokia Shares underlying the Nokia ADSs will continue to fluctuate, potentially significantly, following the completion of the Merger, including for the reasons described above. As a result, our former stockholders could lose some or all of the value of their investment in our common stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or the liquidity of, the Nokia ADSs (or the Nokia Shares) received in the Merger, regardless of the combined company’s actual operating performance.
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
If the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, partners, suppliers, other business partners and employees;
•we will be required to pay our costs relating to the Merger, such as legal, accounting and financial advisory costs, and associated fees and expenses;
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
Upon completion of the Merger, our stockholders who receive Nokia ADSs will no longer be our stockholders and will instead become holders of Nokia ADSs (each Nokia ADS representing the right to one Nokia Share), and such Nokia Shares will be governed by Nokia’s Articles of Association. Holders of Nokia ADSs are not direct shareholders of Nokia, and their rights and obligations are governed by the deposit agreement for the Nokia ADSs. There are differences in the rights of Nokia shareholders under Nokia’s Articles of Association and the deposit agreement for the Nokia ADSs as compared to the rights of our stockholders under our charter or bylaws.
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

Delays in obtaining required regulatory approvals and satisfying closing conditions may cause Nokia, as enlarged by the completion of the Merger (the “Enlarged Company”), to not realize all of the benefits of the Merger.
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
Before the Merger may be completed, various remaining approvals, consents and non-actions must be obtained, including approvals under applicable antitrust and foreign investment laws in certain jurisdictions. We are required to make certain additional regulatory filings and obtain approvals or authorizations in connection with certain foreign investment laws or other laws in the U.S. and other specified locations, including, but not limited to, filings with the Defense Counterintelligence and Security Agency of the United States Department of Defense and foreign investment authorities in certain non-U.S. jurisdictions and other applicable regulatory authorities. In determining whether to grant these approvals, regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation; or adverse developments in the political environment.
Even if those approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or require changes to the terms of the transactions contemplated by the Merger Agreement. Any such terms and conditions, limitations, obligations or restrictions could delay the completion of the transactions contemplated by the Merger Agreement or otherwise reduce the anticipated benefits of the Merger or even result in the abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.
The Merger, and uncertainty regarding the Merger, may cause customers, partners, suppliers or other business partners to delay or defer decisions concerning us, which could adversely affect our ability to effectively manage our business.
The Merger will happen only if the conditions to closing are met. Many of the conditions are outside of our control, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty is causing, and may continue to cause, customers, partners, suppliers or other business partners to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, any of which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business regardless of whether the Merger is ultimately completed.
Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.
The success of the Merger will depend in part on the retention of personnel critical to the business and operations of the Enlarged Company due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense.
Current and prospective employees of each company may experience uncertainty about their future role with the Enlarged Company until strategies with regard to these employees are announced or executed, and this may impair our and Nokia’s ability to attract, retain and motivate key management, technical, business development, operational and customer-facing employees and other personnel prior to and following the Merger. If we and Nokia are unable to retain personnel, we and Nokia could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

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
Our stockholders should be aware that our directors and executive officers may have interests in the Merger that are different from, or in addition to, those of our stockholders. In (1) evaluating and negotiating the Merger Agreement; (2) approving the Merger Agreement and Merger; and (3) recommending that the Merger be adopted by our stockholders, the Board of Directors of the Company (the "Board") was aware of and considered these interests to the extent they existed at the time, among other matters. These interests include: (a) for our executive officers, the treatment of their outstanding Infinera equity awards in the Merger as described in more detail in the Proxy Statement/Prospectus; (b) for our non-employee directors, the accelerated vesting, as of immediately prior to the Effective Time, of their RSUs, and other treatment of such awards in the Merger, as described in more detail in the Proxy Statement/Prospectus; (c) for our executive officers, their rights to deemed satisfaction of certain performance criteria for our PSUs in connection with the Merger; (d) for certain of our executive officers, their continued employment by Nokia following the Merger; (e) for our executive officers, their rights to severance payments and benefits in the event of a qualifying termination of employment within a period of 3 months before to 18 months after the Effective Time of the Merger; and the continued indemnification and insurance coverage for our directors and executive officers from Infinera and Nokia under the terms of the Merger Agreement. The interests of our directors and executive officers are described in more detail in the Proxy Statement/Prospectus.
We may waive one or more of the closing conditions without re-soliciting stockholder approval.
We may determine to waive, in whole or part, one or more of the conditions of our obligations to consummate the Merger. We currently expect to evaluate the materiality of any waiver and its effect on our stockholders in light of the facts and circumstances at the time to determine whether any amendment of the Proxy Statement/Prospectus or any re-solicitation of stockholder approval of the Merger Agreement, as so amended, for adoption by our stockholders is required in light of such waiver. Any determination whether to waive any condition to the Merger or to amend the Proxy Statement/Prospectus or re-solicit stockholder approval as a result of a waiver will be made by us at the time of such waiver based on the facts and circumstances as they exist at that time.
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
There may also be additional unanticipated significant costs in connection with the Merger that the Enlarged Company may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income Nokia and we expect to achieve from the Merger. Although we and Nokia expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

The opinion rendered to us by Centerview will not reflect changes in circumstances between the date of such opinion and the completion of the Merger.
We have received an opinion from Centerview Partners, LLC (“Centerview”), our financial advisor, in connection with the signing of the Merger Agreement but have not obtained, nor will we obtain, an updated opinion regarding the fairness, from a financial point of view, of the Merger Consideration as of any date other than that specified in Centerview’s opinion. Centerview’s opinion does not address any other term or aspect of the Merger Agreement or the transaction, including, without limitation, the allocation of the Merger Consideration as among holders of our common stock who receive the Cash Consideration, the Share Consideration or the Mixed Consideration, or the relative fairness of the Cash Consideration, the Share Consideration or the Mixed Consideration, and does not constitute a recommendation to any of our stockholders or any other person as to how such stockholder or other person should vote with respect to the Merger or otherwise act with respect to the transaction or any other matter, including, without limitation, whether such stockholder or person should elect to receive the Cash Consideration, the Share Consideration or the Mixed Consideration, or make no election, in the transaction. Changes in our operations and prospects, general market and economic conditions and other factors that may be beyond our control, and on which Centerview’s opinion was based, may significantly alter our value or the prices of the shares of our common stock or the prices of the Nokia ADSs by the time the Merger is completed. Centerview’s opinion does not speak as of any date other than the date of such opinion. Because we do not currently anticipate asking Centerview to update its opinion, the opinion will not address the fairness of the Merger Consideration or the applicable exchange ratio, as applicable, from a financial point of view at the time the Merger is completed.
Lawsuits filed against us, and members of our Board, challenging the Merger, and an adverse ruling in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected time frame.

Lawsuits have been filed in connection with the Merger and further litigation or other legal proceedings may arise in the future, including actions alleging that our Board breached its fiduciary duties to its stockholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for its stockholders or otherwise. We, our management and members of our Board, have been and may be subject, along with others (including Nokia), to various claims and litigation related to the Merger. We will defend against the lawsuits filed, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of our resources or distraction of key personnel.
Third parties may terminate or alter existing contracts with us in connection with the Merger.
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
Our products are based on complex technologies, including, in many cases, the development of next-generation PICs, DSPs and specialized application-specific integrated circuits (“ASICs"), each of which are key components of our optical engines. In addition, we may also depend on technologies from outside suppliers, all of which may cause us to experience unanticipated delays in developing, improving, manufacturing or deploying our products. The development process for our optical engines is lengthy, and any modifications entail significant development cost and risks.

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
A relatively small number of end-customers' accounts for a large percentage of our revenue from period to period. For example, for the quarter ended September 28, 2024, our top ten end-customers accounted for approximately 55% of our total revenue and two end-customers accounted for 15% and 12% of our total revenue, respectively. For 2023, our top ten end-customers accounted for approximately 52% of our total revenue and one end-customer accounted for 10% of our total revenue.
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
We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions beginning in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages, longer than normal lead times, unfavorable contractual terms relating to refundability and cancellation, discontinued components and increased costs. These supply disruptions have negatively impacted our revenue and our results of operations. For example, shortages of and longer lead times for certain key components have adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. Any efforts that we make to mitigate supply chain issues, such as making additional or long-term purchase commitments with our suppliers or holding higher levels of inventory, could negatively impact our cash flow and financial results if we do not accurately forecast customer demand, or if our customers change their purchasing patterns in response to the evolving supply chain environment. While the overall availability of components in the supply chain has continued to improve in 2024, we continue to monitor supply chain categories and key suppliers to manage our risks.
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as supply chain disruptions affecting our customers or us. We may also experience project delays due to incomplete customer readiness and the unavailability of certain customer resources and customer furnished prerequisites required for project implementation. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed.
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
We may receive grants from governments, agencies or research organizations. If we are not successful in securing the funding contemplated by those grants, or if we are unable to comply with the terms of those grants, then our business might be harmed.
From time to time, we may receive grants from national, state and local governments, agencies, or research organizations. For example, we have signed a non-binding preliminary memorandum of terms to receive grants under the CHIPS and Science Act (“CHIPS Act”) for expansion and modernization of our semiconductor facilities in both Silicon Valley, California and Lehigh Valley, Pennsylvania. Our receipt of these grants remains subject to a comprehensive due diligence process and negotiation of agreement terms. It is possible that we will not receive any CHIPS Act grants and, even if we receive CHIPS Act grants, we may not pursue the full amount of the available grants. Failure to obtain grants that we seek or to fully utilize available grants, including pursuant to the CHIPS Act, could impact our ability to achieve our goals for the projects that would otherwise benefit from grant funding and could have an adverse effect on our business.
If we do receive any grant (including under the CHIPS Act), compliance with the terms of the grant could add complexity to our operations and increase our costs. In addition, noncompliance with the terms of the grants could result in our forfeiture of all or a portion of any future amounts to be received, as well as obligate us to repay all or a portion of amounts already received pursuant to the grants.

Any acquisitions or strategic transactions that we undertake could disrupt our business and harm our financial condition and results of operations.
We have made strategic acquisitions of businesses, technologies and other assets in the past, including most recently the Coriant Acquisition. We may engage in acquisitions, divestitures or other strategic transactions in the future. In order to undertake certain of these transactions, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. If we are unable to achieve the anticipated efficiencies and strategic benefits of such transactions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if investors and securities analysts react unfavorably to a strategic transaction or if the integration or the anticipated financial and strategic benefits of such transactions are not realized as rapidly as or to the extent anticipated by investors and securities analysts.
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
Inflation, high interest rates, and other signs of economic disruption or recession, have also contributed to adverse global macroeconomic conditions.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued our 2.125% Convertible Senior Notes due 2024 (the "2024 Notes") to pay the cost of the capped calls transactions, to fund the cash portion of the purchase price of the Coriant Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued our 2.5% Convertible Senior Notes due 2027 (the “2027 Notes") to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. In August 2022, we issued our 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes") to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. In June 2023, we issued additional 3.75% Convertible Senior Notes due 2028 (the "Additional 2028 Notes," together with the Existing 2028 Notes, the "2028 Notes," and the 2028 Notes, together with the 2024 Notes and the 2027 Notes, the “convertible senior notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. In September 2024, we repaid the remaining outstanding 2024 Notes at maturity.
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
As of September 28, 2024, the outstanding aggregate principal amount of the 2027 Notes and the 2028 Notes was $200.0 million and $473.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the U.S. and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the quarter ended September 28, 2024, less than 1% of our revenue was derived from customers in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
The growing armed conflicts in the Middle East may further broaden into a regional conflict that could impact our ability to maintain and expand our customer base in the Middle East. For example, the growing armed conflict has impacted our sales and operations in the Middle East and has caused us to implement travel restrictions there.
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
In August 2022, the U.S. enacted the Inflation Reduction Act, which, among other changes, implements a 1% excise tax on certain stock buybacks, that applies to repurchases of stock by U.S. corporations.
Many countries and organizations, such as the Organization for Economic Cooperation and Development ("OECD"), are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum corporate tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. While it is uncertain if the U.S. will adopt the minimum tax directive, several countries in which we operate have adopted the minimum tax directive, and other countries are in the process of introducing legislation to implement the minimum tax directive. Although we currently do not anticipate any materially adverse impacts on our business or results of operations, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate in the future years. We continue monitoring developments and evaluating the impacts these new rules may have on our tax rate. Any additional changes in U.S. federal or state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
We may issue additional shares of our common stock in connection with conversions of the 2027 Notes or the 2028 Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.
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

The fundamental change provisions of the 2027 Notes and the 2028 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
If a fundamental change (as defined in the applicable indenture governing our convertible senior notes), such as an acquisition of our company, occurs prior to the maturity of the 2027 Notes or the 2028 Notes, as applicable, holders of the applicable series of convertible senior notes will have the right, at their option, to require us to repurchase all or a portion of their convertible senior notes of such series. In addition, if such fundamental change also constitutes a make-whole fundamental change, the conversion rate for the applicable series of convertible senior notes may be increased upon conversion of the such series of convertible senior notes in connection with such make-whole fundamental change. Any increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase any series of convertible senior notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.
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
As described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q, we identified control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle) and inventory cycle, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting, resulting in the determination that our disclosure controls and procedures were not effective as of September 28, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we determined that (i) within the revenue cycle, controls over the annual establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed to include an adequate review and evaluation of whether the methodology used to develop and establish SSPs, including related financial statement disclosures, was in conformity with ASC 606, Revenue from Contracts with Customers, (ii) within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not designed and operating effectively to support such judgements, (iii) controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory, did not operate effectively and (iv) as related to our revenue and inventory cycles, certain key controls were not sufficiently designed to assess the completeness and accuracy of Information Produced by the Entity ("IPE"). These material weaknesses indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, which impacted our ability to adequately design, implement and monitor financial reporting controls related to our revenue cycle and inventory cycle that identify and mitigate risks of material misstatements in our financial statements.
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
In order to restore, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, we have expended and anticipate that we will continue to expend significant resources and undertake various actions, implementing a remediation plan, incurring accounting-related costs and implementing new internal controls and procedures, and providing significant management oversight. As part of our remediation plan, we are reviewing and enhancing our personnel with the appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, particularly in areas related to our revenue and inventory cycles. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business and could have a material and adverse effect on our operating results and could cause a decline in the price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on the Nasdaq Global Select Market.
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
In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. For example, the U.S. has imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers and reduced sales. Additionally, the U.S. government has continued to expand controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and adding additional entities to restricted party lists. It remains unclear what additional actions, if any, will be taken by the governments of the U.S. or China with respect to such trade and tariff matters in connection with or subsequent to the November 2024 U.S. presidential election. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and results of operations.
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
The trading price of our common stock has been volatile in the past and may be volatile in the future.
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
We are a Delaware corporation and the anti-takeover provisions of the General Corporation Law of the State of Delaware (the "DGCL"), which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:
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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 5, 2024