Form 10-K
period 2024-12-28
Infinera Corp
filed 2025-02-28
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $901,214,832 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 21, 2025, 237,991,137 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 28, 2024

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
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using indium phosphide ("InP"). This technology is used in infrastructure networks to transmit massive amounts of data and support delivery of consumer and business communications services. We have made significant investments in our unique research, development, fabrication and packaging facilities, including our optical compound semiconductor fab in Silicon Valley and advanced test and packaging center in Allentown, Pennsylvania. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation of technology has made it possible to transmit information at a rate of 1.2 terabits per second (“Tb/s”) using a single laser. Our ongoing research and development initiatives continue to create a path to higher speed transmission and lower cost per bit performance for our customers. These initiatives include a new line of high-speed intra-data center optics based on monolithic InP PIC technology designed to dramatically lower cost and power per bit while providing intra-data center connectivity at speeds of 1.6 Tb/s and greater.
We support U.S. government efforts to advance and increase the domestic manufacturing base for semiconductors as a matter of economic and national security. Compound semiconductors – including those based in InP – are an important part of the domestic semiconductor industry and will enable the next-generation of leading-edge technologies. Domestic manufacturing is critical to reduce our reliance on foreign sources of compound semiconductor materials and components, which is essential to economic growth and to the security of our domestic communications infrastructure.
The large-scale integration of our PICs and advanced digital signal processors (“DSPs”) enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These optical engine solutions, branded as Infinite Capacity Engine ("ICE"), include features that customers care about the most, including lowest cost per bit, lowest power per bit, reduced footprint and increased flexibility, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 1.2 Tb/s and 800 gigabits per second ("Gb/s") per wavelength transmission speeds and beyond in the network core, 400 Gb/s in metro networks and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain and an overall lower cost structure.

We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a broader global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggable. Pluggable optics are optical transmission solutions packaged in smaller and more versatile form factors. They are designed to seamlessly address the rapidly growing market for point-to-point optical transport solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 1.2 Tb/s, 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, vertically integrated optical engine technology that powers our differentiated optical networking solutions.
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
Announcement of Merger with Nokia Corporation
On June 27, 2024, we, Nokia Corporation, a company incorporated under the laws of the Republic of Finland (“Nokia”) and Neptune of America Corporation, a Delaware corporation and wholly owned subsidiary of Nokia (“Merger Sub”) entered into an Agreement and Plan of Merger (as it may be amended, modified or waived from time to time, the “Merger Agreement”) that provides for Merger Sub to merge with and into us (the “Merger”), with us surviving the Merger as a wholly owned subsidiary of Nokia.
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
Completion of the Merger is subject to customary conditions, including but not limited to the satisfaction of certain domestic and foreign regulatory approvals, filings and authorizations; the absence of a law or order preventing, materially enjoining, materially restraining or materially impairing the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.
The Merger Agreement includes certain customary termination rights for the Company and Nokia. Upon termination of the Merger Agreement in certain circumstances, the Company may be required to pay Nokia a termination fee of $65.0 million, and Nokia may be required to pay the Company a termination fee of $130.0 million.
On February 18, 2025, the Company issued a press release announcing that the Merger is anticipated to be completed on or about February 28, 2025, which date remains subject to receipt of remaining outstanding regulatory approvals and the satisfaction of other remaining customary closing conditions.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.2 of this Annual Report on Form 10-K.
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
•growth of cloud services and inter- and intra-data center interconnect connectivity capacities;
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
As network traffic grows, network operators will need to continue to add transmission capacity to existing optical networks or deploy new systems and/or subsystems to address bandwidth demand and offer new consumer and business services. Further, inter- and intra-data center bandwidth is growing at an unprecedented rate as AI workloads and applications transform connectivity demands between processing devices. This trend requires network operators and ICPs to cost-effectively scale capacity while reducing power consumption to enable economic service delivery.
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

Optical networking technology has evolved to enable open networks at the physical and management layer. These technologies allow traditional network operators to move from a traditional vendor locked-in model to a more flexible model where they can choose from a collection of modular, best-of-breed solutions from different suppliers for each network function. Open and standards-based interfaces ease the integration into a unified network architecture.
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
Strategy
Our goal is to be the preeminent provider of high-performance optical transport technologies and solutions that enable our customers to cost-efficiently scale network capacity, reduce power consumption, and simplify network operations in response to increasing bandwidth demand. Our strategy enables us to deliver superior value across the optical transport markets and applications we serve, including access, aggregation, metro, long-haul, subsea, DCI and intra-data center market segments.
Key aspects of our strategy include:
•Leveraging our U.S.-based optical semiconductor fab and packaging capabilities and vertically integrated solutions to deliver lowest total cost network solutions. We will continue to provide our customers with differentiated value by leveraging our vertically integrated capabilities. Our strategy is to continue to evolve our unique optical technology with higher speed and lower cost and power per bit efficiencies, integrating our vertically integrated optical engines across a broad range of our open optical networking systems and expanding our addressable market with a suite of with vertically integrated subsystem and coherent optical pluggable products. As AI workloads and applications drive increased capacity demands, our unique monolithic InP PIC technology enables us to develop innovative technologies to provide cost- and power-efficient, high-capacity inter- and intra-data center connectivity solutions.
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
•ICPs, web-scale providers (also referred to as hyper-scalers);
•cloud and data center operators;
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
We sell our products via a direct sales force and through indirect channel partners. One end-customer accounted for 12% of our revenue in fiscal year 2024. One end-customer accounted for 10% of our revenue in fiscal year 2023 and one end-customer accounted for 11% of our revenue in fiscal year 2022. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, our top ten end-customers accounted for approximately 53%, 52% and 48% of our total revenue, respectively.
We have focused our efforts and capital investments on developing high-performance, vertically integrated transport technologies and solutions that enable customers to cost-efficiently scale network capacity, reduce cost and power per bit, increase flexibility, and launch new services in response to increasing bandwidth demand. Our products feature industry-leading optical performance for capacity and reach, high service port density, a low power profile and open automation software that allows fast and simple provisioning of network services.
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
Compact Modular Platforms
Infinera GX Series Compact Modular Platform
The Infinera GX Series of highly compact, modular and sled-based platforms includes integrated muxponder and optical line system capabilities optimized to support a variety of transport network applications. With a compact and flexible architectural design, the GX Series supports up to 800 Gb/s per wavelength (via our embedded ICE6 optical engine) and up to 1.2 Tb/s per wavelength transmission (via our embedded ICE7 optical engine), providing customers with a seamless path to future growth and cost-optimized reach in metro and long-haul applications. The GX muxponder solution supports deployment over virtually any optical line system, enabling network operators to easily introduce our best-of-breed, high-performance transmission capabilities over existing network infrastructure.

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
Human Capital
Integrity, trust, mutual commitment and respect for diversity are core Infinera values – values brought to life by our talented, diverse, and dedicated global workforce. Employee health and safety are also cornerstones of our human capital management. Our goal is to continue improving our engagement with our global employees as we strive to build and maintain a culture of human connection, individual responsibility and mutual integrity. As of December 28, 2024, we had 3,418 employees, with 2,190 of those employees located outside of the United States. Our U.S. employees are not subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils or collective bargaining agreements, as required by local laws or customs. We did not experience any work stoppages in fiscal 2024. We consider the relationships with our employees to be positive and productive.
Organizational Culture
We believe that developing and fostering a global culture, while also supporting local initiatives, is a key component of our human capital management practice and critical to our long-term success. Our culture is underpinned by three core principles that unite our workforce: (1) innovation that matters (empowering our people); (2) better together (workforce unified in mission and purpose) and (3) we care (engaging people to reach their potential, fostering integrity and empathy, standing with employees and respecting individuality). In 2024, we have continued to fortify efforts to support and engage leaders at all levels in cultural initiatives and decision-making processes. In 2024, we continued our cross-functional leadership initiatives, including continuing our Second Circle program, which is a global initiative to accelerate the leadership development of our talent. Our executives are evaluated and held accountable for upholding our cultural values and leading by example.
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

In 2020, we launched Infinera ALL-In ("ALL-In"), an employee-led, executive-sponsored, company-wide effort to promote, facilitate and support sustainable diversity, equity and inclusion ("DEI") efforts. ALL-In is sponsored by our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Human Resources Officer ("CHRO"), and is led by other executives and employee leaders from each region in which we have employees and do business. ALL-In has contributed to our inclusive culture, raised awareness and fostered meaningful dialogue, and helped guide the overall development of our DEI initiatives. ALL-In also provides an excellent platform for developing leaders to operate in a global, cross-functional environment who can develop and contribute to new and critical company initiatives.
In 2024, we have continued our partnerships with non-profits such as the United Negro College Fund (“UNCF”) and historically black colleges and universities to increase our pipeline of diverse talent. By positioning Infinera as an accessible avenue into a technical career working on the frontier of optical networking technology, we hope to further expand our candidate pool and access the best talent across the nation. Our apprenticeships also provide a direct avenue to a technical career to candidates that might not have completed a university degree. Leveraging the candidates’ passion and potential, we offer the opportunity for candidates with high school diplomas or equivalency certificates to learn and earn within our Registered Apprentice Program. In our larger sites, we also post roles on platforms and job boards targeted at diverse talent pools enabling greater access to diverse talent. In 2024, we also launched a successful initiative to support internships for students at underserved high schools.
In 2024, we continued to provide training for our global employee base. Training topics are focused on recruiting, global diversity, employees' roles in workplace diversity and related matters. We offer recruiters and managers training to support our DEI initiatives.

As of December 28, 2024, women represented 20% of our global employees, based on those who identify, and 19% based on total population. In the U.S., minorities represented approximately 47% of our U.S. population, based on those who identify, and approximately 40% of our total U.S. population.
Employee engagement
Employee engagement is critical to building a unified and global culture that values local needs and perspectives. We create an engaging workplace culture by consistently listening to and acting on employee feedback. This employee engagement has directly led to the evolution of our culture as referenced above. We continuously evolve our approach to employee communications, from a company-wide platform, to pulse surveys, to function or departmental communications, to one-on-one discussions to better understand employee expectations and assess the effectiveness of our people practices. Our employee communications and engagement efforts also include our executive leadership team traveling to different employee sites to host all hands meetings and roundtable engagement sessions. We encourage our employees to share direct feedback about working for our company through other feedback channels, including pulse surveys and on public forums such as Glassdoor.com. This helps us determine how connected employees are to their roles, each other, customers, the Company’s DEI initiatives and other stakeholders and helps us continuously improve our employee experience.
To further foster inclusion and promote our culture and values throughout our diverse workforce, we support several employee resource groups (“ERGs”). As an example of ERG evolution and effectiveness, Women at Infinera (“WIN”) works to provide our female employees with access to conferences, networking events and other prominent engagements in the technology industry, as well as to support greater opportunities for career growth, internships, and leadership. This community provides great value in enabling global and local collaboration. In 2024, we continued our WIN mentoring program, participation in local and regional women’s conferences and a speakers series including industry and thought leaders addressing topics such as development, recruitment, and retention of women. In various locations, employees have support to partner with local nonprofits and schools to encourage female students to pursue science, technology, engineering, and mathematics, or STEM, careers.
We also continue to design strategic initiatives with the intent to reduce barriers and enhance collaboration. This includes leveraging an in-person leadership conference along with opportunities to engage directly with our Board of Directors.

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
We have also continued to emphasize employee well-being. We offer a global Company sponsored Employee Assistance Program benefit that includes mental health counseling for help with personal issues, childcare and eldercare referrals, financial coaching, legal consultation and wellness tools. Employees are provided medical, dental, vision, long-term and short-term disability, and life insurance, and employees covered under our health insurance have access to various wellness programs. Employees are provided paid parental leave as new parents (birth or adoption). Eligible employees are also qualified to receive unlimited flexible time off.
Growth and Development
Consistent with our commitment to innovation that matters, our employee growth and development initiatives are designed to provide opportunities for employees to learn, innovate and enhance their skill sets at every stage of their role and long-term career. To ensure business continuity and employee development, the executive leadership team regularly reviews the talent pipeline, identifies, and develops succession candidates, and builds succession plans for leadership positions. The Board and its Nominating and Governance Committee provide oversight of CEO and succession planning of key executive roles.
Part of a healthy culture is also ensuring the Company attracts and develops new talent. In 2024, the Company continued to provide internships to candidates in high school, community colleges and universities. Internships enable the Company to access talent who can join the Company’s workforce as an employee, while also providing such interns with opportunities to work for an innovative technology company.
Experiential learning is powerful in career development, which is why we also provide global job-based learning opportunities including cross-functional transfers and expanded roles. Education also enables the advancement of our DEI initiatives, which is one of our core values and a continued area of focus for us. Our learning and development initiatives include a scalable, multi-language e-learning platform that enables the proliferation of global, diverse, and professional education. We also provide educational opportunities on topics that include, but are not limited to, technical sessions, managerial training, importance of DEI and soft-skills development.
We also have a global mentorship program to empower employees, while growing their capabilities and advancing their careers. By facilitating mentor-mentee relationships, this program provides a unique opportunity for reflection, self-examination, and the development of practical skills for mentees while simultaneously providing mentors with fresh perspectives, insights, opinions, and an opportunity to have a direct hand in the development of future leaders.

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
As of December 28, 2024, we held over 1,000 U.S. patents and over 400 international patents expiring between 2025 and 2043, and held over 100 U.S. and over 80 international pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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
Governmental Regulations
Environmental Laws and Regulations. We are committed to maintaining compliance with all environmental laws and regulations applicable to our operations, products and services. Our business and operations are subject to various federal, state, local and foreign laws and regulations that have been adopted with respect to the environment, including the Waste Electrical and Electronic Equipment Directive ("WEEE"), Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS"), and Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") regulations adopted by the European Union. Environmental regulation is increasing, and we expect that our operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. We are also subject to disclosure requirements related to the presence of “conflict minerals” in our products. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.

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
Information about our Executive Officers
Our executive officers and their ages and positions as of December 28, 2024, are set forth below:

Name	Age	Position
David W. Heard	56	Chief Executive Officer and Director
Nancy L. Erba	58	Chief Financial Officer
Regan MacPherson	61	Chief Legal Officer and Corporate Secretary
Nicholas R. Walden	53	Senior Vice President, Worldwide Sales
David W. Heard has served as our CEO and has been a member of our Board of Directors since November 2020. Mr. Heard joined Infinera in June 2017 and served as our Chief Operating Officer from October 2018 to November 2020. During his time as COO, Mr. Heard was responsible for leading the innovation of new solutions and the overall operational excellence of the company, overseeing functions including corporate development, facilities, human resources, information technology, marketing, operations, product lifecycle management, quality, research and development and services. Mr. Heard brings a proven track record of technology industry leadership, with more than 25 years of success in the industry. Prior to Infinera, Mr. Heard served as President of Network and Service Enablement at JDS Uniphase from 2010 to 2015, and as COO at BigBand Networks (now Arris) from 2007 to 2010. Earlier roles included President and Chief Executive Officer (CEO) at Somera (now Jabil), President and General Manager, Switching Division, at Tekelec (now Oracle), President and CEO at Santera Systems, and various positions at Lucent Technologies (both now part of Nokia) and AT&T. Mr. Heard holds a B.A. in Production and Operations Management from Ohio State University, an MBA from the University of Dayton and an M.S. in Management from Stanford Graduate School of Business, where he was a Sloan Fellow.
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
Regan MacPherson has served as Infinera’s Chief Legal Officer and Corporate Secretary since May 2024. She is responsible for Infinera’s global legal and corporate governance matters and policies. Ms. MacPherson brings to Infinera over 20 years of corporate legal experience, including expertise in corporate law and governance, regulatory affairs, commercial and strategic transactions, and risk management. Prior to Infinera, Ms. MacPherson served as Executive Vice President and Chief Legal Officer of SunPower Corporation, a residential solar technology and energy services provider. Prior to SunPower Corporation, she was Chief Legal and Compliance Officer of Quantum Corporation. Ms. MacPherson also previously served as Vice President and Chief Compliance Officer at Marvell Semiconductor, Inc. and Senior Vice President and General Counsel of Seagate Technology. Her career spans a variety of legal and executive leadership positions since 1999. Ms. MacPherson earned her Juris Doctor degree from Southwestern Law School and her Bachelor of Arts in Political Science from San Francisco State University.

Nicholas R. Walden has served as our Senior Vice President, Worldwide Sales since January 2020. He oversees global sales, business development, sales engineering and operations, and strategic partnerships. Mr. Walden’s responsibilities include revenue growth, new customer and strategic partner acquisition, and go-to-market strategy. Mr. Walden served as Senior Vice President, Strategic Accounts from January 2019 to January 2020. He served as Senior Vice President, EMEA Sales from September 2015 to January 2019. Prior to joining us, Mr. Walden served in a variety of senior sales roles at Ciena Corporation from 1999 to 2015, most recently as its Vice President and Managing Director, Regional Carrier Business, EMEA. Mr. Walden studied HVAC Mechanical Engineering at the College of Technology at Reading, Berkshire, United Kingdom.
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
Merger-Related Risk Factors
•Because the exchange ratios provided in the Merger Agreement are fixed and will not be adjusted, our stockholders cannot be certain of the precise value of the consideration in the form of Nokia American Depositary Shares ("ADSs") that they may receive in the Merger.
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
•If we are not successful in securing the funding contemplated by grants we have received or may receive from governments, agencies or research organizations, or if we are unable to comply with the terms of those grants, then our business might be harmed.
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
•Our Loan Agreement (as defined below) and any other debt agreements into which we may enter may restrict our operations.
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
General Risk Factors
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
The exchange ratios with respect to the Mixed Consideration and the Share Consideration are each fixed and will not be adjusted for changes in the market price of either Nokia ADSs or shares of our common stock. Because the exchange ratios are fixed, the market value of the Nokia ADSs issued to our stockholders will fluctuate and, as a result, could be greater than, less than or the same as the value of the Nokia ADSs on the date of this Annual Report on Form 10-K.
It is impossible to accurately predict the market price of Nokia ADSs at the completion of the Merger and, therefore, impossible to accurately predict the market value of Nokia ADSs that our stockholders will receive as a portion of the Merger Consideration in the Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Nokia’s or our respective businesses, operations or prospects; legislative and regulatory developments in the industries in which Nokia and we operate; general market, industry and economic conditions; potential shareholder litigation relating to the Merger or otherwise relating to Nokia or to us; market assessments of the likelihood that the Merger will be completed; interest rates and other factors generally affecting the respective prices of Nokia ADSs and shares of our common stock; and the timing of the Merger and receipt of required regulatory approvals.
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
Additionally, either we or Nokia may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the parties fail to secure the regulatory approvals required to consummate the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay Nokia a termination fee of $65.0 million, or Nokia may be required to pay us a termination fee of $130.0 million.
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
•there may be disruptions to our business resulting from the announcement and pendency of the Merger, and any adverse changes in our relationships with our customers, partners, suppliers, other business partners or employees may continue or intensify; and
•we will have committed substantial time and resources to matters relating to the Merger (including integration planning) which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
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
Before the Merger may be completed, various approvals, consents and non-actions must be obtained, including approvals under applicable antitrust and foreign investment laws in certain jurisdictions. We are required to make certain additional regulatory filings and obtain approvals or authorizations in connection with certain foreign investment laws or other laws in the U.S. and other specified locations, including, but not limited to, filings with the Defense Counterintelligence and Security Agency of the United States Department of Defense and foreign investment authorities in certain non-U.S. jurisdictions and other applicable regulatory authorities. In determining whether to grant these approvals, regulators consider a variety of factors, including the regulatory standing of each party. On September 13, 2024, the applicable waiting period for U.S. antitrust purposes applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired. On October 7, 2024, the parties received approval from CFIUS with respect to the Merger. On October 22, 2024, relevant authorities indicated that a filing would not be required under antitrust laws in the United Kingdom at this time. Other approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation; or adverse developments in the political environment.
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
The Merger has involved and will continue to involve substantial costs.
We have incurred and expect to continue to incur a number of non-recurring costs associated with the Merger. These costs and expenses include fees paid to financial, legal, and accounting advisors; systems consolidation costs, severance and other potential employment-related costs, including payments that may be made to certain of our executives; and filing fees, printing expenses and other related charges. These costs are payable by us regardless of whether the Merger is completed.

The Enlarged Company will also incur integration costs in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. While both Nokia and we have assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
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
•any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation, as well as aggressive pricing and bundling tactics by our competitors;
•any delay in collecting or failure to collect accounts receivable;
•readiness of customers for installation of our products, which has been impacted by the resource and personnel constraints of our customers;
•the timing of revenue recognition and revenue deferrals;
•any future changes in GAAP or new interpretations of existing accounting rules;
•the impact of a significant natural disaster or public health emergency, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and
•general economic, market and political conditions in domestic and international markets, including those related to any policy changes by the federal government or by the presidential administration in the U.S., and other factors beyond our control, including the ongoing effects of continuing inflation, high interest rates and tariffs.
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
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the year ended December 28, 2024, our top ten end-customers accounted for approximately 53% of our total revenue and one end-customer accounted for 12% of our total revenue. For 2023, our top ten end-customers accounted for approximately 52% of our total revenue and one end-customer accounted for 10% of our total revenue. For 2022, our top ten end-customers accounted for approximately 48% of our total revenue and one end-customer accounted for 11% or more of our revenue.
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
Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and to introduce competitive new products at competitive prices ahead of or on a similar timeline as our competitors. In most cases, our sales are made to these customers pursuant to standard purchase agreements, which may be canceled or reduced readily, rather than long-term purchase commitments that would require these customers to purchase any minimum or guaranteed volumes orders. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our products to our key customers. In addition, we must regularly compete for and win business with existing and new customers across all of our customer segments.
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
We are reliant on our global supply chain for the production of components for our products. Disruptions to the global supply chain have negatively impacted our revenue and our results of operations. For example, the global supply chain experienced disruptions beginning in 2020 as a result of the COVID-19 pandemic, which led to delays, shortages, longer than normal lead times, unfavorable contractual terms relating to refundability and cancellation, discontinued components and increased costs. As a result, shortages of and longer lead times for certain key components adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. Any efforts that we make to mitigate supply chain issues, such as making additional or long-term purchase commitments with our suppliers or holding higher levels of inventory, could negatively impact our cash flow and financial results if we do not accurately forecast customer demand, or if our customers change their purchasing patterns in response to the evolving supply chain environment. While the overall availability of components in the supply chain has continued to improve, we continue to monitor supply chain categories and key suppliers to manage our risks.

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
The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed. We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors will continue to improve the performance of their existing products and introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must increase our understanding of competitive dynamics in our markets, better anticipate future customer requirements and continue to invest significant resources in research and development, sales and marketing, and customer support. The demand for investment resources may also increase as the technologies we develop and utilize become more complex and the skills required to undertake such development become more scarce and expensive to obtain. If we do not anticipate or meet these future customer requirements, including with respect to the energy efficiency of our products, and invest in the technologies, including artificial intelligence and machine learning, necessary to enable us to create, manufacture and sell the appropriate solutions on a timely basis, our competitive position and future sales may be limited, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to undertake these investments, and we may not be able to make the technological advances necessary to be competitive and successful in the markets we serve.

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
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have sought and may continue to seek advantageous pricing, payment and other commercial terms. This may further impact our profitability if we are unable to recover through price increases passed along to these customers any additional costs we have incurred from inflationary pressures to the supply chain or shipping and freight. We have also occasionally agreed and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. Continued inflation could decrease the profitability of customer contracts, particularly those with extended payment terms, that are not indexed to inflation. If we are compelled to agree to disadvantageous terms and conditions, unable to comply with such terms and conditions, or unable to adapt our business model and operations to such terms and conditions, then our operating results will be negatively impacted.
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

We have received and may receive additional grants from governments, agencies or research organizations. If we are not successful in securing the funding contemplated by those grants, or if we are unable to comply with the terms of those grants, then our business might be harmed.
From time to time, we may receive grants from national, state and local governments, agencies, or research organizations. For example, we entered into a Direct Funding Agreement (the “DFA”) with the U.S. Department of Commerce (the “Department of Commerce”) on January 16, 2025, to receive grants under the CHIPS and Science Act (“CHIPS Act”) for expansion and modernization of our semiconductor facilities in both Silicon Valley, California and Lehigh Valley, Pennsylvania. Our receipt of these grants remains subject to the terms and conditions of the DFA. It is possible that we will not receive any money pursuant to the CHIPS Act grants contemplated in the DFA and, even if we receive such CHIPS Act grants, we may not pursue the full amount of the available grants. Furthermore, noncompliance with the terms of the DFA or other grants that we may receive could result in our forfeiture of all or a portion of any future amounts to be received, as well as obligate us to repay all or a portion of amounts already received pursuant to the grants. Failure to obtain grants that we seek, to fully utilize available grants, or to comply with the terms of grants, including pursuant to the CHIPS Act, could impact our ability to achieve our goals for the projects that would otherwise benefit from grant funding and could have an adverse effect on our business, results of operations or financial or tax position (including the loss of any investment tax credits that might have otherwise been available under the CHIPS Act).
Compliance with the terms of the DFA and any other grant that we might receive could add complexity to our operations and increase our costs. For example, the DFA restricts our ability to pay dividends and make share repurchases, restricts our ability to expand semiconductor manufacturing capacity in certain foreign countries, places restrictions on joint research and technology licensing with certain foreign entities, restricts our use or installation of prohibited equipment that is manufactured or assembled by certain foreign entities, requires our compliance with various federal regulations and requirements, and limits our disposition of the projects that receive DFA awards.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in March 2020, we issued our 2.5% Convertible Senior Notes due 2027 (the “2027 Notes") to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In August 2022, we issued our 3.75% Convertible Senior Notes due 2028 (the "Existing 2028 Notes") to repurchase existing convertible notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. In June 2023, we issued additional 3.75% Convertible Senior Notes due 2028 (the "Additional 2028 Notes," together with the Existing 2028 Notes, the "2028 Notes," and the 2028 Notes, together with the 2027 Notes, the “convertible senior notes”) to repurchase existing convertible notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects.
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

Our Loan Agreement, the DFA and any other debt agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
Our Loan, Guaranty and Security Agreement, dated as of June 24, 2022, by and among us and other obligators party thereto, the lenders party thereto, and Bank of America, N.A., as agent (the "Loan Agreement") and the DFA each contain a number of restrictive covenants that impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term interest, including restrictions on our ability to incur debt, restrictions on our ability to pay dividends and make share repurchases, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates and certain foreign entities, in each case, subject to limitations and exceptions set forth in the Loan Agreement or the DFA, as applicable. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio.
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
The DFA provides that in the event of certain significant breaches by us, such as violating the CHIPS Act program requirements, the completion of a Change of Control (as defined in the DFA), or project abandonment, among other things, the U.S. Department of Commerce may have termination rights and other remedies. Such rights and remedies vary depending on the nature of such breach, but can include: (i) requiring the repayment of some of all of the awards made to us under the DFA (“Awards”); (ii) imposing additional conditions on the Awards; (iii) suspending or terminating all or any portion of the Awards; (iv) withholding or suspending a disbursement of the Awards; (v) terminating the DFA and the Awards; and (vi) taking other actions available to the U.S. Department of Commerce.
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
As of December 28, 2024, the outstanding aggregate principal amount of the 2027 Notes and the 2028 Notes was $200.0 million and $473.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
Sales of our products into international markets continue to be an important part of our business. During 2024, 2023 and 2022, we derived approximately 41%, 38% and 45%, respectively, of our revenue from end-customers outside of the U.S. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the U.S. and other governments in response to Russia's military operations in Ukraine which started in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the year ended December 28, 2024, less than 1% of our revenue was derived from customers in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
Geopolitical tension in the Middle East may broaden into a regional conflict that could impact our ability to maintain and expand our customer base in the Middle East. For example, the recent armed conflict in the Middle East has impacted our sales and operations in the Middle East and caused us to implement travel restrictions there.
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
Beginning January 1, 2022, the Jobs Act eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and 15 tax years, respectively. This provision may materially increase our effective tax rate and reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits. Furthermore, our federal and state net operating loss carryforwards and tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards and tax credits that may be used in any given year in the event of special occurrences, including significant ownership changes.
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

In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. For example, the U.S. has imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Additionally, the current U.S. presidential administration has announced, and in certain cases implemented, tariffs on products originating from a number of countries. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers and reduced sales. Additionally, the U.S. government has continued to expand controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and adding additional entities to restricted party lists. It remains unclear what additional actions, if any, will be taken by the governments of the U.S. or China with respect to such trade and tariff matters in connection with the change in the U.S. presidential administration or otherwise. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and results of operations.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see the information set forth under the heading “Legal Matters” in Note 12, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K.
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
While the secure maintenance of this information and the security of the systems used in our business are critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached or otherwise compromised due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or breaches and to prevent or mitigate damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, attack using ransomware or other malware, or any other unauthorized access to systems used in our business or unauthorized acquisition, disclosure, or other processing of our information or other information that we or our third-party vendors maintain or otherwise process could compromise our intellectual property, disrupt our operations, or result in loss of or unauthorized access to or acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of proprietary or confidential information. While we work to safeguard our internal networks and systems and validate the security of our third-party suppliers and providers in order to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or incidents, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of immaterial incidents resulting from, for example, phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. While they have not had a material effect on our business or our network security to date, security breaches or incidents involving access to or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, result in unauthorized acquisition, disclosure, modification, misuse, corruption, unavailability, destruction, or other processing of data, cause payments to be diverted to fraudulent accounts, or otherwise disrupt our operations. Security breaches or incidents, or any reports or perceptions that they have occurred, could cause us to incur significant costs and expenses to remediate and otherwise respond to any actual or suspected breach or incident, subject us to regulatory actions and investigations, disrupt key business operations, result in claims, demands, and liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any security incident or breach and to attempt to prevent future security incidents and breaches.

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
As described under the heading "Controls and Procedures" in Part II, Item 9A of this Annual Report on Form 10-K, we identified control deficiencies within the revenue portion of our quote to cash cycle (revenue cycle), inventory cycle and financial statement close process, and with respect to these, our internal resources, expertise and policies required to maintain an effective control environment, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting, resulting in the determination that our disclosure controls and procedures were not effective as of December 28, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of a company's annual or interim financial statements would not be prevented or detected on a timely basis. In particular, we determined that (i) within the revenue cycle, controls over the establishment of the stand-alone selling prices (“SSPs”) for our performance obligations were not designed or operating effectively to include an adequate review of the underlying data used to develop and establish SSPs in conformity with ASC 606, Revenue from Contracts with Customers, (ii) within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not operating effectively to support such judgements, (iii) as related to both our revenue and inventory cycles, certain key controls were not operating effectively to assess the completeness and accuracy of Information Produced by the Entity ("IPE") and (iv) within the design and operating effectiveness of controls related to our financial statement close process, controls were not designed to ensure appropriate segregation of duties or to evaluate the completeness and accuracy of manual journal entry postings made to our general ledger system. These material weaknesses indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements, which impacted our ability to adequately design, implement and monitor financial reporting controls related to our financial statement close process.

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
There has been an increased focus on environmental, social and governance (“ESG”) matters that affect companies globally, including by the SEC, the E.U. and certain state governments. A number of customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that may impose additional burdens and costs on us as suppliers. Moreover, many investors now require companies to disclose corporate ESG policies, practices, goals and metrics. In addition, various governmental authorities are developing ESG and disclosure-related laws or regulations that could cause us to incur significant compliance costs and other direct and indirect costs. Recent political changes, including but not limited to the change in U.S. Presidential administration, have generated uncertainty about government and investor policies related to ESG laws, regulations and initiatives. Any disclosed goals and aspirations related to ESG are subject to assumptions that could change over time, may evolve as the Company and global ESG practices change, and may not be achieved. In addition, ESG-related standards and regulations are continuing to evolve and may not be adequately harmonized. Our efforts to abide by these regulations, to report against these standards and to accomplish our ESG-related goals and aspirations present operational, reputational, financial, audit, legal and other risks. Our processes and controls may not always align with evolving standards, laws and regulations, our interpretation thereof may differ from governmental authorities and other parties and the regulations and standards may continue to evolve, any of which could result in significant revisions to our goals, reported progress toward those goals, or other ESG information we disclose. In addition, any failure or perceived failure to pursue or fulfill previously stated goals and aspirations may result in reputational damage and loss of business, and could expose us to government enforcement actions, private litigation or other adverse consequences, and may adversely affect our business and results of operations.
We are subject to global laws and regulations governing privacy, data protection, cybersecurity and artificial intelligence that could adversely affect our business or subject us to liability.
Data privacy, data protection, cybersecurity and artificial intelligence ("AI") are areas of increasing focus for our customers, governmental regulators and privacy advocates, and many jurisdictions, including the E.U., the U.S., China and other regions, are evaluating or have implemented laws and regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) in effect in the E.U., regulatory standards similar to the GDPR in effect in the United Kingdom, the Personal Information Protection Law ("PIPL") in China, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), other enacted or proposed legislation in the U.S., including comprehensive privacy legislation similar to the CCPA proposed, and in certain cases enacted, in numerous states, and enacted or proposed legislation in other jurisdictions, have created new compliance obligations with respect to data processing, privacy, data protection, and cybersecurity.
The laws, rules, regulations, standards, and other actual and asserted obligations relating to privacy, data protection, cybersecurity and AI to which we may be subject, or that otherwise apply to our business, are constantly evolving, and we expect that there will continue to be new proposed laws, regulations, and industry standards concerning these matters in the U.S., the E.U., and other jurisdictions. We cannot fully predict the impact of the GDPR, the PIPL, the CCPA, the CPRA, or other laws or regulations, including those that may be modified or enacted in the future, or new or evolving industry standards or actual or asserted obligations, relating to cybersecurity, privacy, or data protection or processing on our business or operations. These laws, regulations, and standards have required us to modify our practices and policies relating to privacy, data protection, cybersecurity, AI and data processing, and to incur substantial costs and expenses in an effort to comply, and we expect to continue to incur such costs and expenses in the future and may find it necessary or appropriate to further modify our relevant practices and policies. Any actual or perceived failure by us or our customers, partners, or vendors to comply with laws, regulations, or other actual or asserted obligations relating to cybersecurity, AI, privacy, or data protection could result in claims, litigation, and regulatory investigations and other proceedings, as well as damage to our reputation. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our customer relationships, our market position, and our ability to attract new customers. Any of these could harm our business, financial condition, and results of operations.

Integrating AI and machine learning presents risks to our business.
We leverage AI and machine learning technologies in our operations and continue to explore new opportunities for the responsible use of AI. However, the evolving nature of AI and the regulatory landscape present risks that could impact our business.

The incorporation of AI into our systems and those of our vendors (potentially without our knowledge) exposes us to the possibility that AI providers may not comply with current or rapidly changing regulatory and industry standards, particularly regarding privacy and data protection. This could result in the loss of intellectual property, exposure of confidential or proprietary information, security breaches, and diminished service quality.

Regulatory changes or reinterpretations may introduce new compliance challenges, including potential government enforcement actions or civil lawsuits. Additionally, failing to effectively deploy AI or integrate it into new products and services in a timely manner could hinder our competitiveness, especially in response to evolving consumer demands and industry trends. Our competitors' quicker or more effective adoption of AI could also place us at a disadvantage.
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

As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. The laws, regulations, and other requirements with which we and our partners must comply can change, sometimes substantially. The current U.S. Presidential administration has and may continue to effectuate changes to policy that create uncertainty with respect to certain laws, regulations, and other requirements with which we and our partners must comply. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, downward contract price adjustments or refund obligations, civil or criminal penalties, termination of contracts or suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, financial condition, results of operations, reputation and growth prospects.
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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in the U.S. and in countries outside of the U.S. in which we conduct our activities. Anti-corruption and anti-bribery laws have historically been enforced aggressively and interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. On February 10, 2025, the current U.S. Presidential administration issued an executive order directing the Attorney General of the U.S. to pause FCPA investigations and enforcement actions until the Attorney General issues updated FCPA enforcement guidance, which creates some uncertainty about FCPA enforcement, although we are still subject to the FCPA because it is still applicable law. In addition, because of our international operations and use of third parties to conduct our business internationally, we also remain subject to the anti-bribery laws of non-US jurisdictions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Infinera has comprehensive and integrated enterprise risk management and cybersecurity risk management programs that use structured, proactive, and continuous processes to identify, understand, assess, mitigate, and report on enterprise and cybersecurity risks in alignment with business objectives. Our risk management program is used to guide and strengthen our cybersecurity posture to engender trust with customers, employees, and stockholders and to help protect the confidentiality, integrity, and availability of our systems and data.
We have established a risk assessment methodology that includes requirements for treatment plans, risk acceptance thresholds, prioritization, and control analysis, as well as likelihood and impact analysis. A risk assessment is performed annually. Treatment plans are monitored and reported to management on a quarterly basis.
Governance
Cybersecurity and risk management are shared responsibilities that apply to the Infinera team across all levels of the organization.
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
•All employees are responsible for adherence to the Company’s cybersecurity processes and for remaining vigilant to potential cybersecurity threats. This responsibility is part of our employee commitment to operational excellence and is strengthened by ongoing cybersecurity education, training, and awareness programs.

Engaging Third Parties
Companies, especially in the technology industry, have been subject to an increasing number of complex cybersecurity risks. Infinera has engaged with a range of external service providers, including consultants, auditors, and cybersecurity service providers, to help Infinera understand, manage, and mitigate cybersecurity risks. These engagements help Infinera drive improvements in its processes, identify new and emerging threats, and respond rapidly to the ever-evolving cybersecurity risk landscape.
Third-Party Risk Management
Infinera has implemented a robust third-party risk management program to identify and manage risks to the confidentiality, availability, and integrity of its systems and data. This includes contractual requirements related to data privacy and confidentiality, contractual commitments of third parties to maintain comprehensive security programs, and code of conduct requirements designed to ensure such third parties act ethically, responsibly, and safely. Infinera has also implemented processes to assess the effectiveness of third-party security programs and adherence to Infinera’s standards prior to engaging with a new service provider and to monitor performance on an ongoing basis.
Cybersecurity Incident Response
Infinera has implemented a cybersecurity incident response plan in line with industry standards. The plan defines roles and responsibilities regarding potential cybersecurity incidents, establishes processes regarding identification, containment, and eradication of, and recovery from, potential cybersecurity incidents and clarifies communication and notification policies regarding such potential cybersecurity incidents. The plan also captures lessons learned to drive continuous improvement. The plan is evaluated, tested, and enhanced through training, table-top exercises, and by engaging with third-party service providers.
As of the date of this report, Infinera has not experienced any cybersecurity incidents it has determined to be material. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
ITEM 2.        PROPERTIES
Our headquarters are located in San Jose, California, which consist of approximately 82,000 square feet under lease. As of December 28, 2024, we leased approximately 57,000 square feet for research and development and manufacturing in Sunnyvale, California.
In addition to the leased buildings in San Jose and Sunnyvale, California, we also lease approximately 544,000 square feet of office spaces for research and development centers and for sales, service and support in various countries within (i) North America; (ii) LATAM; (iii) EMEA; and (iv) APAC.
All of these leases expire between 2025 and 2037. We also own a facility in Allentown, Pennsylvania. We intend to adjust our facility space to meet our requirements, and we believe that suitable additional or substitute space will be available as needed to accommodate our business needs for our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.
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
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INFN.” As of February 21, 2025, there were 57 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 28, 2019 and its relative performance is tracked through December 28, 2024. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the Nasdaq Composite Index, and the Nasdaq Telecommunications Index

350
300
250
200
150
100
50
0
12/28/19
12/26/20
12/25/21
12/31/22
12/30/23
12/28/24
Infinera Corporation
Nasdaq Composite
Nasdaq Telecommunications

*Assumes $100 invested on December 28, 2019 in our common stock, in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, statements related to the Merger, including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other stockholder action related to the Merger; the effects on us and our stockholders if the Merger is not completed; our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the competitive advantages derived from sales of our vertically integrated products; demand growth for additional network capacity, the level and timing of customer capital spending and the impact on customer demand from customers holding excess inventory beyond normalized levels; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation and higher interest rates may have on us by increasing costs beyond what we can recover through price increases; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; the impact of new customer network footprint on our gross margin; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; our ability to respond to technological changes; statements regarding our relationships with contract manufacturers and other third-party partners; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business and our ability to raise capital; expectations regarding research and development investments and initiatives; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract, upskill and retain highly skilled personnel; the extent to which public health emergencies could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; our ability to prevent and respond to data breaches and cyber-attacks; statements related to the impact of tax regulations; statements related to our internal control over financial reporting and material weaknesses; statements related to our disclosure controls and procedures; statements related to the effects of trade sanctions and similar regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; the impacts of any restructuring plans or other strategic efforts on our business; statements regarding governmental grants, our ability to obtain funding thereto or our ability to comply with such grants; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics, pandemics and armed conflicts, such as between Russia and Ukraine and recent conflict in the Middle East; statements related to new accounting standards; expectations about the outcome of legal proceedings; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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
As an optical semiconductor manufacturer, we specialize in the manufacturing of optical compound semiconductors using indium phosphide ("InP"). This technology is used in infrastructure networks to transmit massive amounts of data and support delivery of consumer and business communications services. We have made significant investments in our unique research, development, fabrication and packaging facilities, including our optical compound semiconductor fab in Silicon Valley and advanced test and packaging center in Allentown, Pennsylvania. We optimize the manufacturing process by using InP to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic optical semiconductor chip. The unique capabilities of our optical semiconductor fab, which has provided our customers with a critical and secure source of U.S.-produced optical semiconductors and strengthened the supply chain, have enabled us to consistently pioneer critical technology advancements. For example, our latest generation of technology has made it possible to transmit information at a rate of 1.2 terabits per second (“Tb/s”) using a single laser. Our ongoing research and development initiatives continue to create a path to higher speed transmission and lower cost per bit performance for our customers. These initiatives include a new line of high-speed intra-data center optics based on monolithic InP PIC technology designed to dramatically lower cost and power per bit while providing intra-data center connectivity at speeds of 1.6 Tb/s and greater.

We support U.S. government efforts to advance and increase the domestic manufacturing base for semiconductors as a matter of economic and national security. Compound semiconductors – including those based in InP – are an important part of the domestic semiconductor industry and will enable the next-generation of leading-edge technologies. Domestic manufacturing is critical to reduce our reliance on foreign sources of compound semiconductor materials and components, which is essential to economic growth and to the security of our domestic communications infrastructure.
The large-scale integration of our PICs and advanced DSPs enables us to develop and manufacture high-performance optical engines that are used in our coherent optical networking system and subsystem solutions. These solutions include features that customers care about the most, including lowest cost per bit, lowest power per bit, reduced footprint and increased flexibility, reliability and security. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 1.2 Tb/s and 800 gigabits per second ("Gb/s") per wavelength transmission speeds and beyond in the network core, 400 Gb/s in the metro networks, and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and an overall lower cost structure.
We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a broader global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables. Pluggable optics are optical transmission solutions packaged in smaller and more versatile form factors. They are designed to seamlessly address the rapidly growing market for point-to-point optical transport solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our vertically integrated optical semiconductor technology and supporting a range of high-speed transport rates that include 1.2 Tb/s, 800 Gb/s, 400 Gb/s and 100 Gb/s, this suite of coherent optical pluggables builds on our history of delivering innovative, vertically integrated optical engine technology that powers our differentiated optical networking solutions.
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
Merger with Nokia Corporation
On June 27, 2024, we, Nokia and Merger Sub entered into the Merger Agreement that provides for the Merger, with us surviving the Merger as a wholly owned subsidiary of Nokia.
Upon and subject to the terms of the Merger Agreement, at the Effective Time, each share of Common Stock that is issued and outstanding as of immediately prior to the Effective Time will be automatically canceled, extinguished and converted into, at the election of the holder, the right to receive the following consideration, subject to proration in accordance with the Merger Agreement:
•Cash Consideration;
•Share Consideration; or
•Mixed Consideration.

In each case, the Nokia Shares will be delivered in the form of Nokia ADSs, with each Nokia ADS representing the right to one Nokia Share. The election right for holders of Common Stock with respect to the Mixed Consideration and the Share Consideration will be subject to proration pursuant to the terms of the Merger Agreement.
Completion of the Merger is subject to customary conditions, including but not limited to the satisfaction of certain domestic and foreign regulatory approvals, filings and authorizations; the absence of a law or order preventing, materially enjoining, materially restraining or materially impairing the consummation of the Merger; and performance by the parties in all material respects of all their obligations under the Merger Agreement.
The Merger Agreement includes certain customary termination rights for the Company and Nokia. Upon termination of the Merger Agreement in certain circumstances, the Company may be required to pay Nokia a termination fee of $65.0 million, and Nokia may be required to pay the Company a termination fee of $130.0 million.
On February 18, 2025, the Company issued a press release announcing that the Merger is anticipated to be completed on or about February 28, 2025, which date remains subject to receipt of remaining outstanding regulatory approvals and the satisfaction of other remaining customary closing conditions.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.2 of this Annual Report on Form 10-K.
Financial and Business Highlights
Total revenue was $1,418.4 million in 2024 as compared to $1,614.1 million in 2023, representing a 12% decrease. The total year-over-year decrease in revenue was due to a continued decline in our Tier 1, other service provider and Cable verticals slightly offset by an increase in the ICP vertical. In 2025, we anticipate benefiting from a more diversified customer base and see several prospective opportunities to grow revenue by driving adoption of new and existing vertically integrated solutions. Our results will depend on overall market conditions and, as is typical, quarter-over-quarter revenue could be volatile, affected by, among other factors, customer buying patterns, component availability within our supply chain and the timing of customer network deployments.
One end-customer accounted for 12% of our revenue in fiscal year 2024. One end-customer accounted for 10% of our revenue in 2023 and one end-customer accounted for 11% of our revenue in fiscal year 2022.
Gross margin was relatively flat at 38% in 2024 and 39% in 2023. In 2025, we intend to continue to expand our vertical integration capabilities into a broader range of our optical networking solutions utilizing our own internally developed optical engines. We remain focused on improving our gross margin over time through engineering design efforts to lower component costs in our supply chain as well as driving other efficiencies within our operations.
Operating expenses increased to $628.2 million 2024 from $627.8 million in 2023. The increase was primarily attributable to integration expenses and higher outside professional fees slightly offset by lower employee-related costs and lower depreciation expense. In 2025, we intend to continue to balance prudent cost management with strategic investments in technology innovation and in our go-to-market efforts globally to expand our customer reach and drive additional market share gains in the long term.
We primarily sell our products through our direct sales force, with the remainder sold through channel partners. We derived 63% and 66% of our revenue from direct sales to customers in 2024 and 2023, respectively. In the future, we expect to continue generating a majority of our revenue from direct sales.
We are headquartered in San Jose, California, with employees located throughout North America, LATAM, EMEA and APAC.

Results of Operations
A discussion regarding our financial condition and results of operations for the fiscal year ended December 28, 2024 compared to our fiscal year ended December 30, 2023 is presented below. A discussion regarding our financial condition and results of operations for our fiscal year ended December 30, 2023 compared to our fiscal year ended December 31, 2022 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on May 17, 2024.
The following tables set forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 28, 2024	% of total revenue	December 30, 2023	% of total revenue	Change	% Change
Revenue:
Product	$1,103,131	78%	$1,304,229	81%	$(201,098)	(15)%
Services	315,315	22%	309,899	19%	5,416	2%
Total revenue	$1,418,446	100%	$1,614,128	100%	$(195,682)	(12)%
Cost of revenue:
Product	$706,498	50%	$810,845	50%	$(104,347)	(13)%
Services	166,792	12%	167,532	10%	(740)	—%
Amortization of intangible assets	—	—%	10,621	1%	(10,621)	(100)%
Restructuring and other related costs	596	—%	2,218	—%	(1,622)	(73)%
Total cost of revenue	$873,886	62%	$991,216	61%	$(117,330)	(12)%
Gross profit	$544,560	38%	$622,912	39%	$(78,352)	(13)%

	Years Ended
	December 30, 2023	% of total revenue	December 31, 2022	% of total revenue	Change	% Change
Revenue:
Product	$1,304,229	81%	$1,268,624	81%	$35,605	3%
Services	309,899	19%	304,618	19%	5,281	2%
Total revenue	$1,614,128	100%	$1,573,242	100%	$40,886	3%
Cost of revenue:
Product	$810,845	50%	$852,476	54%	$(41,631)	(5)%
Services	167,532	10%	161,630	10%	5,902	4%
Amortization of intangible assets	10,621	1%	23,138	1%	(12,517)	(54)%
Restructuring and other related costs	2,218	—%	222	—%	1,996	899%
Total cost of revenue	$991,216	61%	$1,037,466	66%	$(46,250)	(4)%
Gross profit	$622,912	39%	$535,776	34%	$87,136	16%
Revenue
2024 Compared to 2023. Product revenue decreased by $201.1 million, or 15%, in 2024 from 2023. This decrease was primarily driven by continued decline in our Other Service Provider, Tier 1 and Cable verticals slightly offset by an increase in the ICP vertical, and mostly tied to lower deployments with domestic customers.
Services revenue increased by $5.4 million, or 2%, in 2024 from 2023. This increase was primarily attributable to higher amortized services maintenance revenue mainly driven by growth of existing end-customer renewals.
Revenue will be lower in the first quarter of 2025 as compared to the fourth quarter of 2024 due to the seasonality of our business.
Revenue by geographic region is based on the shipping address of the end-customer. The following tables summarize our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 28, 2024	% of total revenue	December 30, 2023	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$834,472	59%	$994,311	62%	$(159,839)	(16)%
International	583,974	41%	619,817	38%	(35,843)	(6)%
	$1,418,446	100%	$1,614,128	100%	$(195,682)	(12)%
Total revenue by sales channel
Direct	$900,421	63%	$1,067,570	66%	$(167,149)	(16)%
Indirect	518,025	37%	546,558	34%	(28,533)	(5)%
	$1,418,446	100%	$1,614,128	100%	$(195,682)	(12)%

	Years Ended
	December 30, 2023	% of total revenue	December 31, 2022	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$994,311	62%	$870,282	55%	$124,029	14%
International	619,817	38%	702,960	45%	(83,143)	(12)%
	$1,614,128	100%	$1,573,242	100%	$40,886	3%
Total revenue by sales channel
Direct	$1,067,570	66%	$1,191,584	76%	$(124,014)	(10)%
Indirect	546,558	34%	381,658	24%	164,900	43%
	$1,614,128	100%	$1,573,242	100%	$40,886	3%
2024 Compared to 2023. Domestic revenue decreased by $159.8 million, or 16%, in 2024 compared to 2023, driven primarily by decreased revenue from each of our Other Service Provider and Tier 1 verticals.
International revenue decreased by $35.8 million, or 6%, in 2024 compared to 2023, primarily from declines in the other Americas and APAC regions.
Direct revenue decreased by $167.1 million, or 16%, in 2024 compared to 2023, primarily from lower revenue from Tier 1, Other Service Provider and ICP domestic customers.
Indirect revenue decreased $28.5 million, or 5%, related to a decline in revenue within the Other Service Provider and Tier 1 verticals, which was largely offset by higher revenue from ICP customers.
2024 Compared to 2023. Gross profit decreased by $78.4 million, with gross margin relatively flat at 38% in 2024 and 39% in 2023. In 2025, we intend to continue to expand our vertical integration capabilities, drive down direct material costs through cost reduction initiatives coupled with improved product mix. We believe we will be able to improve our gross margin over time as our level of vertical integration and product volume increases.
In any given quarter, gross margins can fluctuate based on a number of factors, including the mix of optical line system footprint versus capacity utilization, product mix, customer mix and overall volume.
Amortization of Intangible Assets
2024 Compared to 2023. Amortization of intangible assets decreased by $10.6 million, or 100%, in 2024 from 2023. The decrease was due to certain developed technology assets that were fully amortized in 2023.
Restructuring and Other Related Costs
2024 Compared to 2023. Restructuring and other related costs decreased by $1.6 million in 2024 from 2023. The decrease is primarily the result of the lower severance and related costs of the 2024 Restructuring Plan compared to the 2023 Restructuring Plan. See Note 8, “Restructuring and Other Related Costs” to the notes to consolidated financial statements for more information on our restructuring plans.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 28, 2024	% of total revenue	December 30, 2023	% of total revenue	Change	% Change
Research and development	$300,437	21%	$316,879	20%	$(16,442)	(5)%
Sales and marketing	158,861	11%	166,938	10%	(8,077)	(5)%
General and administrative	132,680	9%	124,874	8%	7,806	6%
Amortization of intangible assets	9,025	1%	12,344	1%	(3,319)	(27)%
Merger-related charges	23,021	2%	—	—%	23,021	100%
Restructuring and other related costs	4,186	—%	6,717	—%	(2,531)	(38)%
Total operating expenses	$628,210	44%	$627,752	39%	$458	—%

	Years Ended
	December 30, 2023	% of total revenue	December 31, 2022	% of total revenue	Change	% Change
Research and development	$316,879	20%	$306,188	19%	$10,691	3%
Sales and marketing	166,938	10%	146,445	9%	20,493	14%
General and administrative	124,874	8%	118,602	8%	6,272	5%
Amortization of intangible assets	12,344	1%	14,576	1%	(2,232)	(15)%
Restructuring and other related costs	6,717	—%	10,122	1%	(3,405)	(34)%
Total operating expenses	$627,752	39%	$595,933	38%	$31,819	5%

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Research and development	$18,779	$22,474	$23,553
Sales and marketing	12,175	13,699	13,311
General and administration	12,346	15,977	14,666
Total	$43,300	$52,150	$51,530
Research and Development Expenses
2024 Compared to 2023. Research and development expenses decreased by $16.4 million, or 5%, in 2024 from 2023. The decrease was primarily attributable to decreases in employee-related expenses; and outside professional services, partially offset by slightly higher development costs and depreciation expense. In 2025, we expect to make additional targeted investments focused on product enhancements to both new and existing products. Our goal is to continue expanding the breadth and performance of our product portfolio while simultaneously driving down component costs through design innovation, which we believe will ultimately result in additional market share capture.
Sales and Marketing Expenses
2024 Compared to 2023. Sales and marketing expenses decreased by $8.1 million, or 5%, in 2024 from 2023. This decrease was driven by lower employee-related expenses, lower trials and marketing-related costs slightly offset by increased travel expenses. In 2025, we plan to modestly grow this spend and strategically invest in our go-to-market programs in an effort to expand our customer reach to drive long-term market share gains.
General and Administrative Expenses
2024 Compared to 2023. General and administrative expenses increased by $7.8 million, or 6%, in 2024 from 2023. The increase was attributable to higher outside professional fees and facilities expenses offset by lower employee-related expenses and lower depreciation expense. In 2025, we anticipate a decrease in general and administrative expenses as we benefit from investments in system automation initiatives and decreased outside professional services.
Amortization of Intangible Assets
2024 Compared to 2023. Amortization of intangible assets decreased by $3.3 million or 27%, in 2024 from 2023. The decrease was largely due to lower amortization of certain customer relationships and backlog being fully amortized in the first quarter of 2023.
Merger-related charges
Merger-related charges represent charges incurred in connection with the pending Merger with Nokia. We incurred $23.0 million in related charges in 2024, primarily related to outside professional services and employee-related expenses.

Restructuring and Other Related Costs
2024 Compared to 2023. Restructuring and other related costs decreased by $2.5 million, or 38%, in 2024 compared to 2023. The decrease is primarily the result of the lower severance and related costs of the 2024 Restructuring Plan compared to the 2023 Restructuring Plan and lower lease-related impairment charges in 2024. See Note 8, “Restructuring and Other Related Costs” to the notes to consolidated financial statements for more information on our restructuring plans.
Other Income (Expense), Net

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(In thousands)
Interest income	$3,383	$2,716	$893
Interest expense	(32,302)	(30,609)	(26,015)
Gain on extinguishment of debt	—	—	15,521
Other gain (loss), net	(20,457)	15,325	14,247
Total other income (expense), net	$(49,376)	$(12,568)	$4,646

2024 Compared to 2023. Interest income increased by $0.7 million in 2024 compared to 2023 primarily due to increased interest from investments in money market funds.
Interest expense increased by $1.7 million in 2024 compared to 2023. The increase in interest expense was primarily due to interest paid on certain trade payables.
The change in other gain (loss), net, 2024 compared to 2023, was $35.8 million primarily due to an increase in foreign exchange losses driven by foreign currency exchange rate changes.
Provision for Income Taxes
We recognized an income tax expense of $17.3 million on a loss before income taxes of $133.0 million, and $7.8 million on a loss before income taxes of $17.4 million, in 2024 and 2023, respectively. The resulting effective tax rates were (13.0)% and (44.8)% for 2024 and 2023, respectively. The 2024 and 2023 effective tax rates differ from the expected statutory rate of 21% based on state income taxes, tax credits, stock-based compensation expenses, foreign income taxed at different rates, impact due to foreign currency translation, foreign income inclusions in the U.S., foreign tax credit expiration, and losses in foreign jurisdictions that require a valuation allowance. The increase in 2024 income tax provision compared to 2023 is due to foreign currency unrealized gains(losses) and increase in withholding taxes and in 2023 there was a benefit received from material foreign discrete that was not present in 2024.
We have not been subject to material federal or state income taxes given existing operating losses and tax credit carryforwards other than in the state of Illinois given limitations on the use of net operating losses. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized rate on U.S. earnings. The release of reserves in the future may have a beneficial impact to our tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with taxing authorities. No significant releases are expected within the near future based on available information at this time.

Liquidity and Capital Resources

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(In thousands)

Net cash flow provided by (used in):
Operating activities	$80,680	$49,510	$(37,560)
Investing activities	$(75,013)	$(62,314)	$(46,053)
Financing activities	$(32,220)	$13,713	$82,346

	Years Ended
	December 28, 2024	December 30, 2023

	(In thousands)
Cash and cash equivalents	$145,808	$172,505
Restricted cash	420	1,354
	$146,228	$173,859
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities was $80.7 million for 2024, as compared to net cash provided by operating activities of $49.5 million for 2023 and net cash used in operating activities of $37.6 million for 2022.
Net loss for 2024 was $150.3 million, which included non-cash charges of $126.2 million such as depreciation, stock-based compensation, amortization of intangibles assets, operating lease expense, restructuring charges and related costs, and amortization of debt issuance costs, compared to a net loss of $25.2 million in 2023, which included non-cash charges of $152.6 million. Net cash provided by working capital was $104.9 million in 2024. Accounts receivable decreased by $40.2 million due to timing of billings and collections. Inventory levels decreased by $121.8 million primarily due to our efforts to reduce inventory. Prepaid and other assets increased by $49.2 million primarily due to increase in non-trade receivables, customer contract assets and long term contract manufacturing deposits. Accounts payable decreased by $28.3 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses increased by $11.6 million primarily due to increase in customer advances. Deferred revenue increased by $8.7 million primarily from billing exceeding amortization of maintenance renewals during the period.
Net loss for 2023 was $25.2 million, which included non-cash charges of $152.6 million such as depreciation, stock-based compensation, amortization of intangibles assets, operating lease expense, restructuring charges and related costs, and amortization of debt issuance costs, compared to a net loss of $76.0 million in 2022, which included non-cash charges of $152.1 million. Net cash used in working capital was $77.9 million in 2023. Accounts receivable decreased by $38.5 million due to timing of billings and collections. Inventory levels increased by $57.9 million due to changes in customer order patterns that reduced the amount of inventory drawdown following our efforts to build inventory to manage previous lead time challenges. Prepaid and other assets decreased by $9.7 million primarily due to decrease in customer contract assets. Accounts payable decreased by $2.9 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses decreased by $40.1 million primarily due to lower contract manufacturing accruals and decreases in accrued taxes, partially offset by increases in restructuring and other compensation related expenses. Deferred revenue decreased by $25.3 million due to amortization of maintenance renewals during the period.

Investing Activities
Net cash used in investing activities was for the purchase of property and equipment and amounted to $75.0 million and $62.3 million for 2024 and 2023, respectively. The increase was primarily due to capital expenditures related to laboratory and manufacturing equipment and leasehold improvements under construction.
Net cash used in investing activities was for the purchase of property and equipment and amounted to $62.3 million and $46.1 million for 2023 and 2022, respectively. The increase was primarily due to capital expenditures related to laboratory and manufacturing equipment.
Financing Activities
Net cash used in financing activities was $32.2 million for 2024. Financing activities in 2024 primarily included principal repayment of our 2.125% Convertible Senior Notes due in 2024 (the "2024 Notes") of $18.7 million, payment of $10.3 million for term license purchases, payment of $0.6 million on finance lease obligations, and tax withholdings in the amount of $2.1 million paid on behalf of certain employees for net share settlements of restricted stock units (“RSUs”).
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
Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, mortgage payments and interest payments on our convertible senior notes (as defined below) for at least 12 months. If the impact to our business and financial position from weakness in the global economy, banking sector and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives and potential transactions for efficiently funding our capital expenditures, ongoing operations and servicing our existing debt. We may, subject to market conditions and other considerations, from time to time engage in a variety of financing transactions for such purposes, including the issuance of securities or the incurrence of additional debt and the refinancing of existing debt. We may not be able to secure timely additional financing, or refinance existing debt, on favorable terms or at all. The terms of any additional financings or refinancing may place limits on our financial and operating flexibility, and we may not be able to obtain terms as favorable as the terms of any debt being refinanced. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
As of December 28, 2024, we had no drawings on the Credit Facility and we had availability of $118.9 million under the Credit Facility. For more information regarding the Credit Facility, see Note 11, “Debt” to the notes to consolidated financial statements.
As of December 28, 2024, we had $146.2 million of cash, cash equivalents and restricted cash including $38.4 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the "Jobs Act"), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, including foreign withholding taxes, which would be applicable in some jurisdictions.
We had standby letters of credit and bank guarantees as of the years ended December 28, 2024 and December 30, 2023. See Note 13, “Guarantees” to the notes to consolidated financial statements for further information.
Contractual Obligations
The following is a summary of our contractual obligations as of December 28, 2024 and December 30, 2023 (in thousands):

	December 28, 2024	December 30, 2023	Change	% Change
Operating leases(1)	$101,466	$111,316	$(9,850)	(9)%
Finance lease obligations	4,619	5,220	(601)	(12)%
Purchase obligations(2)	376,266	466,346	(90,080)	(19)%
2028 Notes, including interest(3)	544,813	562,579	(17,766)	(3)%
2027 Notes, including interest(3)	212,500	217,500	(5,000)	(2)%
2024 Notes, including interest(3)	—	19,145	(19,145)	(100)%
Mortgage payable, including interest (3)	8,105	6,830	1,275	19%
Total contractual obligations(4)	$1,247,769	$1,388,936	$(141,167)	(10)%
(1)We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 24 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to ten years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. See Note 12, "Commitments and Contingencies" to the notes to consolidated financial statements for more information.

(2)We have service agreements with certain production suppliers under which we are committed to purchase certain parts. The decrease in purchase obligations compared with the end of fiscal 2023 was primarily due to our efforts to reduce inventory and overall spend.
(3)See Note 11, “Debt” to the notes to consolidated financial statements for more information.
(4)Certain commitments and contingencies are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any. For example, tax liabilities of $10.5 million related to uncertain tax positions and expected future payments to our pension and post-employment plans are excluded from the contractual obligation table because they do not represent contractual cash outflows as they are dependent on various factors. See Note 17, "Employee Benefit and Pension Plans" to the notes to consolidated financial statements for more information relating to our pension and post-retirement benefit plans.
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
For sales to resellers, the same revenue recognition criteria apply. It is our practice to identify an end-customer prior to shipment to a reseller. We do not offer refund rights, return rights or price protection to our resellers.
We report revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.
Customer Purchase Commitments
We sell software licenses that provide customers the ability to purchase incremental bandwidth capacity on an already-deployed hardware. Instant Bandwidth-enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of Instant Bandwidth licenses. Instant Bandwidth licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
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
Variable consideration estimates are re-assessed at each reporting period until a final outcome is determined. The changes to the original transaction price due to a change in estimated variable consideration will be applied on a retrospective basis, due to system constraints, with the adjustment recorded in the period in the current period.

Stand-alone Selling Price
The transaction price for a contract is allocated among the performance obligations on a relative SSP basis. The SSP is the price at which an entity would sell a promised product or service separately to a customer.
While certain services we sell have readily observable SSPs, the majority of our products and services are generally not sold on a stand-alone basis and therefore SSPs for such products and services are not directly observable. If there is no observable SSP, it is estimated using judgment and considering all reasonably available information, including but not limited to, gross margin objectives, pricing practices in customer contracts with multiple goods and services, internal costs, historical profitability data, competitor pricing strategies, as well as other observable inputs. The determination of SSPs for performance obligation is reassessed on a quarterly basis and updated accordingly.
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
Accounting for Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. This involves calculating current tax expense and recognizing differences in timing for deductible transactions, leading to deferred tax assets and liabilities on our balance sheet. Deferred tax assets are future tax benefits we expect to receive when certain expenses become deductible or when tax attributes are used. The realization of these assets depends on future taxable income in the relevant areas where these deductions, losses, and credits can be applied.
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions. To the extent we believe that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including considering all sources of income, its current financial performance, market conditions, and other factors. Based on the available objective evidence, at December 28, 2024, management believes it is more likely than not that the net deferred tax assets in the U.S., state, and certain foreign jurisdictions will not be realizable in the foreseeable future. Accordingly, we have recorded a valuation allowance against these deferred tax assets. We will continue to assess our realizability of deferred tax assets on a quarterly basis. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis in the future, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
Inventory Valuation
Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of actual cost or net realizable value. Costs are recognized utilizing the first-in, first-out method. Net realizable value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing and technological obsolescence of our products.

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
We may enter into foreign currency exchange forward contracts to reduce the impact of currency exchange rate movements on certain transactions from time to time, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition. We also may enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency denominated account balances primarily in euros and British pounds from time to time. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated non-functional account balances in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated non-functional currency account balances. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2024 would not be material to our results of operations.
Interest Rate Risk
We had cash, cash equivalents and restricted cash totaling $146.2 million and $173.9 million as of December 28, 2024 and December 30, 2023, respectively. The unrestricted cash is held for working capital purposes. We do not enter into investments for speculative purposes. The effect of an immediate 10% adverse change in interest rates would not be material to our results of operations.
The 2027 Notes and 2028 Notes have a fixed annual interest rate of 2.50% and 3.75%, respectively, and, therefore, we do not have economic interest rate exposure on the convertible senior notes. However, the fair values of the convertible senior notes are subject to interest rate risk, credit risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The fair value of the convertible senior notes will generally increase as our credit worthiness improves and decrease when our creditworthiness weakens. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible senior notes at fair value. We present the fair value for required disclosure purposes only. As of December 28, 2024, the fair value of the 2027 Notes and 2028 Notes was $214.0 million and $551.0 million, respectively. The fair value was determined based on the estimated fair value or quoted bid price as applicable of the 2027 Notes and 2028 Notes in an over-the-counter market on December 27, 2024. The convertible senior notes are classified as Level 2 of the fair value hierarchy.
Holders may convert the convertible senior notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (provided, however, that with respect to the 2028 Notes, we would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of our common stock at our election). If our common stock price is above the initial conversion price of $7.66 and $6.80 for the 2027 Notes and 2028 Notes, respectively, upon conversion or at maturity, the amount of cash or shares of common stock required to pay the conversion premium is not fixed and would increase if our common stock price increases.
See Note 11, “Debt” to the notes to consolidated financial statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an adverse opinion thereon.
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
Dallas, Texas
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Infinera Corporation (the Company) has not maintained effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in controls related to the Company’s revenue cycle, inventory cycle, financial statement close process and with respect to these, their internal resources, expertise and policies required to maintain an effective control environment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 27, 2025, which expressed an unqualified opinion thereon.
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
/s/    Ernst & Young LLP
Dallas, Texas
February 27, 2025

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$145,808	$172,505
Short-term restricted cash	—	517
Accounts receivable, net	336,552	381,981
Inventory	308,213	431,163
Prepaid expenses and other current assets	155,249	129,218
Total current assets	945,822	1,115,384
Property, plant and equipment, net	249,496	206,997
Operating lease right-of-use assets	36,348	39,973
Intangible assets, net	15,794	24,819
Goodwill	224,233	240,566
Long-term restricted cash	420	837
Other long-term assets	61,645	50,662
Total assets	$1,533,758	$1,679,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,992	$299,005
Accrued expenses and other current liabilities	143,385	110,758
Accrued compensation and related benefits	49,942	85,203
Short-term debt, net	482	25,512
Accrued warranty	13,243	17,266
Deferred revenue	134,727	136,248
Total current liabilities	626,771	673,992
Long-term debt, net	667,930	658,756
Long-term accrued warranty	12,264	15,934
Long-term deferred revenue	29,290	21,332
Long-term deferred tax liability	3,035	1,805
Long-term operating lease liabilities	41,601	47,464
Other long-term liabilities	36,352	43,364
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2024 and 500,000 in 2023 Issued and outstanding shares—237,396 in 2024 and 230,994 in 2023	237	231
Additional paid-in capital	2,024,810	1,976,014
Accumulated other comprehensive loss	(33,388)	(34,848)
Accumulated deficit	(1,875,144)	(1,724,806)
Total stockholders' equity	116,515	216,591
Total liabilities and stockholders’ equity	$1,533,758	$1,679,238
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue:
Product	$1,103,131	$1,304,229	$1,268,624
Services	315,315	309,899	304,618
Total revenue	1,418,446	1,614,128	1,573,242
Cost of revenue:
Cost of product	706,498	810,845	852,476
Cost of services	166,792	167,532	161,630
Amortization of intangible assets	—	10,621	23,138
Restructuring and other related costs	596	2,218	222
Total cost of revenue	873,886	991,216	1,037,466
Gross profit	544,560	622,912	535,776
Operating expenses:
Research and development	300,437	316,879	306,188
Sales and marketing	158,861	166,938	146,445
General and administrative	132,680	124,874	118,602
Amortization of intangible assets	9,025	12,344	14,576
Merger-related charges	23,021	—	—
Restructuring and other related costs	4,186	6,717	10,122
Total operating expenses	628,210	627,752	595,933
Loss from operations	(83,650)	(4,840)	(60,157)
Other income (expense), net:
Interest income	3,383	2,716	893
Interest expense	(32,302)	(30,609)	(26,015)
Gain on extinguishment of debt	—	—	15,521
Other gain (loss), net	(20,457)	15,325	14,247
Total other income (expense), net	(49,376)	(12,568)	4,646
Loss before income taxes	(133,026)	(17,408)	(55,511)
Provision for income taxes	17,312	7,805	20,532
Net loss	(150,338)	(25,213)	(76,043)
Net loss per common share:
Basic	$(0.64)	$(0.11)	$(0.35)
Diluted	$(0.64)	$(0.11)	$(0.35)
Weighted average shares used in computing net loss per common share:
Basic	234,672	226,726	216,376
Diluted	234,672	226,726	216,376
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

		Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net loss	$(150,338)	$(25,213)	$(76,043)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment and other	(5,459)	(9,962)	(40,839)
Actuarial (loss) gain on pension liabilities	7,358	(2,002)	22,538
Amortization of net actuarial (gain) loss	(439)	(413)	326
Net change in accumulated other comprehensive income (loss)	1,460	(12,377)	(17,975)
Comprehensive loss	$(148,878)	$(37,590)	$(94,018)
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 28, 2024, December 30, 2023 and December 31, 2022
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
ESPP shares issued	2,552	2	15,189	—	—	15,191
Shares withheld for tax obligations	(550)	—	(3,714)	—	—	(3,714)
Restricted stock units released	7,025	7	—	—	—	7
Stock-based compensation and other	—	—	60,411	—	—	60,411
Cumulative-effect adjustment from adoption of ASU 2020-06(1)	—	—	(196,493)	—	74,492	(122,001)
Other comprehensive loss	—	—	—	(17,975)	—	(17,975)
Net loss	—	—	—	—	(76,043)	(76,043)
Balance at December 31, 2022	220,408	$220	$1,901,491	$(22,471)	$(1,699,593)	$179,647
ESPP shares issued	3,514	4	14,927	—	—	14,931
Shares withheld for tax obligations	(423)	—	(2,465)	—	—	(2,465)
Restricted stock units released	7,495	7	—	—	—	7
Stock-based compensation	—	—	62,061	—	—	62,061
Other comprehensive loss	—	—	—	(12,377)	—	(12,377)
Net loss	—	—	—	—	(25,213)	(25,213)
Balance at December 30, 2023	230,994	$231	$1,976,014	$(34,848)	$(1,724,806)	$216,591
Restricted stock units released	6,783	6	—	—	—	6
Shares withheld for tax obligations	(381)	—	(2,129)	—	—	(2,129)
Stock-based compensation	—	—	50,925	—	—	50,925
Other comprehensive income	—	—	—	1,460	—	1,460
Net loss	—	—	—	—	(150,338)	(150,338)
Balance at December 28, 2024	237,396	$237	$2,024,810	$(33,388)	$(1,875,144)	$116,515
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

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(150,338)	$(25,213)	$(76,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,333	78,784	83,830
Non-cash restructuring charges and other related costs	40	1,200	6,066
Amortization of debt discount and issuance costs	3,680	3,862	6,109
Operating lease expense	9,252	7,464	9,421
Stock-based compensation expense	50,921	62,150	61,015
Gain on extinguishment of debt	—	—	(15,521)
Other, net	(76)	(823)	1,218
Changes in assets and liabilities:
Accounts receivable	40,218	38,511	(69,024)
Inventory	121,772	(57,864)	(89,527)
Prepaid expenses and other current assets	(49,159)	9,683	(34,046)
Accounts payable	(28,258)	(2,921)	88,256
Accrued expenses and other current liabilities	11,568	(40,063)	(24,443)
Deferred revenue	8,727	(25,260)	15,129
Net cash provided by (used in) operating activities	80,680	49,510	(37,560)
Cash Flows from Investing Activities:
Purchase of property and equipment	(75,013)	(62,314)	(46,053)
Net cash used in investing activities	(75,013)	(62,314)	(46,053)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes	—	98,751	373,750
Repayment of 2024 Notes	(18,747)	(83,446)	(280,842)
Payment of debt issuance cost	—	(2,108)	(12,451)
Proceeds from asset-based revolving credit facility	50,000	50,000	80,000
Repayment of asset-based revolving credit facility	(50,000)	(50,000)	(80,000)
Repayment of mortgage payable	(470)	(510)	(533)
Principal payments on finance lease obligations	(562)	(1,023)	(1,314)
Payment of term license obligation	(10,318)	(10,417)	(7,739)
Proceeds from issuance of common stock	6	14,931	15,189
Tax withholding paid on behalf of employees for net share settlement	(2,129)	(2,465)	(3,714)
Net cash provided by (used in) financing activities	(32,220)	13,713	82,346
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,078)	(16,253)	(12,051)
Net change in cash, cash equivalents, and restricted cash	(27,631)	(15,344)	(13,318)
Cash, cash equivalents, and restricted cash at beginning of period	173,859	189,203	202,521
Cash, cash equivalents, and restricted cash at end of period(1)	$146,228	$173,859	$189,203

		Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$21,790	$14,109	$15,126
Cash paid for interest, net	$27,359	$22,394	$14,787
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$—	$1,847	$9,332
Property and equipment included in accounts payable and accrued liabilities	$34,385	$10,104	$7,435
Unpaid term licenses (included in accounts payable, accrued liabilities and other long term liabilities)	$14,196	$23,326	$9,178
(1)     Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	December 28, 2024	December 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$145,808	$172,505	$178,657
Short-term restricted cash	—	517	7,274
Long-term restricted cash	420	837	3,272
Total cash, cash equivalents and restricted cash	$146,228	$173,859	$189,203
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
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2024 was a 52-week year that ended on December 28, 2024. Fiscal year 2023 was a 52-week year that ended on December 30, 2023 and fiscal year 2022 was a 53-week year that ended on December 31, 2022. The next 53-week year will end on December 30, 2028.
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
The Merger remains subject to the satisfaction of other customary closing conditions specified in the Merger Agreement. Infinera and Nokia expect the Merger to close in the first quarter of 2025.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.2 to this Annual Report on Form 10-K.
Other than transaction expenses associated with the proposed Merger of $23.0 million recorded in operating expense in the accompanying consolidated statements of operations for the fiscal year ended December 28, 2024, the terms of the Merger Agreement did not impact the Company’s consolidated financial statements for the fiscal year ended December 28, 2024.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end-customer prior to shipment to a reseller. The Company does not offer refund rights, return rights, or price protection to its resellers.
The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.
Customer Purchase Commitments
The Company sells software licenses that provide customers the ability to purchase incremental `bandwidth capacity on an already-deployed hardware. Infinera Instant Bandwidth-enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of Instant Bandwidth licenses. Instant Bandwidth licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
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
Variable consideration estimates are re-assessed at each reporting period until a final outcome is determined. The changes to the original transaction price due to a change in estimated variable consideration will be applied on a retrospective basis, due to system constraints, with the adjustment recorded in the current period.
Stand-alone Selling Price
The Company allocates the transaction price for a contract among the performance obligations on a relative stand-alone selling price (SSP) basis. The SSP is the price at which an entity would sell a promised product or service separately to a customer.
While certain services sold by the Company have readily observable SSPs, the majority of the Company's products and services are generally not sold on a stand-alone basis and therefore SSPs for such products and services are not directly observable. If there is no observable SSP, it is estimated using judgment and considering all reasonably available information including but not limited to, gross margin objectives, pricing practices in customer contracts with multiple goods and services, internal costs, historical profitability data, competitor pricing strategies, as well as other observable inputs. The determination of SSP for performance obligations is assessed on a periodic basis and estimates are revised to reflect any changes to underlying assumptions.
Shipping and Handling
The Company treats shipping and handling activities as costs to fulfill the Company's promise to transfer products. Shipping and handling fees billed to customers are recorded as a reduction to cost of product.
Capitalization of Costs to Obtain a Contract
The Company has assessed the treatment of costs to obtain or fulfill a contract with a customer. Under Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), the Company expenses sales commissions as incurred with the exception of sales commissions related to multi-year service contracts, which are paid for upfront, capitalized, and amortized over the service period. Sales commissions paid on service contract renewals are commensurate with the sales commissions paid on the initial contracts.
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
Outstanding Performance Stock Units ("PSUs") granted to the Company's executive officers, senior management and certain other employees in 2023 and prior fiscal years are based on performance criteria related to specific financial or operational targets over the span of a two or three-year performance period. These PSUs may become eligible for vesting to begin before the end of the applicable performance period, if the applicable financial target is met. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
PSUs granted to the Company's executive officers and senior management during 2024 are based on the Company's total shareholder return ("TSR") as compared to an index of peer companies. The Company estimates the fair value of performance based awards subject to TSR as compared to an index of peer companies using a Monte Carlo simulation valuation model on the date of grant and recognizes the related stock-based compensation expense over the performance period. The Company reverses stock-based compensation expense on performance based awards subject to TSR only when the requisite service period is not reached.
The number of shares to be issued upon vesting of these PSUs range from 0 to 2.0 times the target number of PSUs granted.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2024, 2023 and 2022 were $1.3 million, $1.5 million, and $1.5 million, respectively.
Accounting for Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. This involves calculating current tax expense and recognizing differences in timing for deductible transactions, leading to deferred tax assets and liabilities on its balance sheet. Deferred tax assets are future tax benefits the Company expects to receive when certain expenses become deductible or when tax attributes are used. The realization of these assets depends on future taxable income in the relevant areas where these deductions, losses, and credits can be applied.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including considering all sources of income, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 28, 2024, management believes it is more likely than not that the net deferred tax assets in the U.S., state, and certain foreign jurisdictions will not be realizable in the foreseeable future. Accordingly, the Company has recorded a valuation allowance against these deferred tax assets. The Company will continue to assess its realizability of deferred tax assets on a quarterly basis. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis in the future, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss, which is recorded to other income (loss), net, in the Company's consolidated statement of operations, in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded resulted in a loss of $22.0 million in 2024, gain of $14.8 million in 2023, and gain of $12.8 million in 2022.
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
Accounts Receivable and Allowances for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for estimated credit losses resulting from the inability of its customers to make required payments and reviewed the allowance quarterly. The Company determines expected credit losses by performing credit evaluations of its customers' financial condition, establishing both an estimated reserve and a specific reserve for customers in adverse financial condition and adjusting for its expectations of changes in conditions that may impact the collectability of outstanding receivables. The Company considers a customer's receivable balance past due when the amount is due beyond the credit terms extended, The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, current economic trends, reasonable and supportable forecasts and geographic or country-specific risks. Amounts are written off when receivables are determined to be uncollectible.
Allowances for Sales Returns
Customer product returns are approved on a case-by-case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 28, 2024, December 30, 2023 and December 31, 2022, revenue was reduced for estimated sales returns by $0.6 million, $0.3 million, and $3.6 million, respectively.
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
One customer accounted for 11% of the Company's accounts receivable balance, net on the consolidated balance sheets as of December 28, 2024. No customer accounted for 10% or more of the Company's accounts receivable balance, net on the consolidated balance sheets as of December 30, 2023.
One end-customer accounted for 12% of the Company's revenue in fiscal year 2024. One end-customer accounted for 10% of the Company's revenue in fiscal year 2023 and one end-customer accounted for 11% of the Company's revenue in fiscal year 2022.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. This includes enterprise-level business software that the Company customizes to meet its specific operational needs and certain software licenses. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably certain. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Estimated Useful Lives
Building	20 years
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware	3 to 5 years
Computer software	3 years
Leasehold and building improvements	1 to 24 years
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or it can directly perform the quantitative analysis. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. The Company completed its annual qualitative impairment test of goodwill as of the first day of the fourth fiscal quarter of 2024, or September 29, 2024, and determined that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount. As a result, it was determined that it was not necessary for the Company to perform a quantitative goodwill impairment test for the year ended December 28, 2024.
The Company evaluates events and changes in circumstances that could indicate carrying amounts of purchased intangible assets with finite lives may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 24 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to ten years.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
changes in circumstances and any corresponding adjustments to the accrual are recorded in its statement of operations in the period when such changes are known.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Segment Reporting Disclosures
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The standard will become effective for fiscal year 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company adopted the standard when it became effective beginning in fiscal year 2024 annual financial statements. See Note 16 Segment Information in the accompanying notes to the consolidated financial statements for further detail.
Accounting Pronouncements Not Yet Adopted
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, "Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the potential impact of adopting ASU 2024-04.
Disaggregation of Income Statement Expense
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027; with early adoption permitted. ASU 2024-03 allows for adoption using either a prospective or retrospective method. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
Codification Improvements
In March 2024, the FASB issued ASU 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements." This standard amends the FASB Accounting Standards Codification (the "Codification") that remove references to various FASB Concept Statements and impact a variety of topics in the Codification. For public business entities, the standard will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. For public business entities, the standard will be effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning in fiscal year 2025, and expects the adoption of the standard will impact certain income tax disclosures in the annual financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.    Leases
The Company has operating leases for real estate (facilities) and automobiles. For the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, operating lease expense included in cost of revenue and operating expenses in the consolidated statements of operations was $15.0 million, $13.9 million and $21.1 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $1.3 million, $3.0 million and $8.1 million for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
The following table presents current and long-term portion of operating lease liabilities as classified in the consolidated balance sheets (in thousands):

	December 28, 2024	December 30, 2023
Accrued expenses and other current liabilities	$11,948	$11,888
Long-term operating lease liabilities	41,601	47,464
Total operating lease liability	$53,549	$59,352
The Company also has finance leases. The current portion of finance lease liabilities is classified in accrued expenses and other current liabilities and the long-term portion is classified in other long-term liabilities in the consolidated balance sheet. The lease term for these arrangements range from three to five years with option to purchase at the end of the term.
As of December 28, 2024 and December 30, 2023, finance leases included in property, plant, and equipment, net in the consolidated balance sheets were $3.3 million and $4.5 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the fiscal years ended December 28, 2024 and December 30, 2023 was not material.

The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of December 28, 2024 (in thousands):

	Operating Lease	Finance Lease
Total lease payments(1)	$101,466	$4,619
Less: interest(2)	47,917	387
Present value of lease liabilities	$53,549	$4,232
(1) Refer to Note 12, “Commitments and Contingencies" to the notes to consolidated financial statements for the future minimum lease payments as of December 28, 2024.
(2) Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the fiscal year ended December 28, 2024 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	15.18 years	3.31 years
Weighted average discount rate	10.71%	10.00%
Cash paid for amounts included in the measurement of lease liabilities	$16,889	$562
Leased assets obtained in exchange for new lease liabilities	$6,529	$—

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.    Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Product	$1,103,131	$1,304,229	$1,268,624
Services	315,315	309,899	304,618
Total revenue	$1,418,446	$1,614,128	$1,573,242
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the end-customer and by sales channel (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
United States	$834,472	$994,311	$870,282
Other Americas	80,260	99,920	101,600
Europe, Middle East and Africa	364,581	359,201	405,328
Asia Pacific	139,133	160,696	196,032
Total revenue	$1,418,446	$1,614,128	$1,573,242

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Direct	$900,421	$1,067,570	$1,191,584
Indirect	518,025	546,558	381,658
Total revenue	$1,418,446	$1,614,128	$1,573,242
Contract Balances
The following table provides information about receivables, contract assets, contract liabilities and deferred revenue from contracts with customers (in thousands):

Assets (Liabilities)	December 28, 2024	December 30, 2023
Accounts receivable, net	$336,552	$381,981
Contract assets(1)	$60,039	$46,738
Contract liabilities(2)	$(25,350)	$(3,313)
Deferred revenue(3)	$(164,017)	$(157,580)
(1)    Contract assets are included in prepaid and other current assets line in the consolidated balance sheet.
(2)     Included in this balance are deposits, customer advances and variable rebates and incentives.
(3)    Included in this balance are amounts related to services that are subject to cancellation and pro-rated refund rights of $55.1 million and $85.9 million as of December 28, 2024 and December 30, 2023, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Revenue recognized for the fiscal year ended December 28, 2024 and December 30, 2023 that was included in the deferred revenue balance at the beginning of the reporting period was $120.8 million and $133.6 million, respectively. Changes in the contract asset and liability balances during the fiscal year ended December 28, 2024 and December 30, 2023 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Revenue expected to be recognized in the future as of December 28, 2024	$392,383	$115,506	$52,717	$20,735	$11,728	$4,676	$597,745

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.    Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include cash, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments, other than the Company's 2027 Notes and 2028 Notes (as defined below and collectively referred to as "convertible senior notes"), approximate their fair values. The fair value of each series of convertible senior notes was determined based on the quoted bid price of the applicable series of convertible senior notes in an over-the-counter market on December 27, 2024 (the last trading day of the fiscal quarter).
The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of December 28, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes (1)	$—	$764,971	$764,971	$—	$658,609	$658,609
(1)Consists of 2027 Notes and 2028 Notes as of December 28, 2024 as the Company repaid the remaining principal balance of the 2024 Notes during the quarter ended September 28, 2024. Refer to Note 11, “Debt” to the notes to consolidated financial statements for more information.
Cash equivalents are measured and reported at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of December 28, 2024			As of December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$65,000	$—	$65,000	$115,000	$—	$115,000
During 2024 and 2023, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of December 28, 2024 and December 30, 2023, none of the Company’s existing securities were classified as Level 3 securities.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of December 28, 2024.
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
In connection with its Restructuring Plans (as defined in Note 8, “Restructuring and Other Related Costs” to the notes to consolidated financial statements), the Company incurred facilities related charges of $1.3 million, $3.0 million and $8.1 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash and Cash Equivalents
As of December 28, 2024, the Company had $146.2 million of cash, cash equivalents and restricted cash, including $38.4 million held by its foreign subsidiaries. As of December 30, 2023, the Company had $173.9 million of cash, cash equivalents and restricted cash including $48.1 million held by its foreign subsidiaries. The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
6.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the fiscal year ended December 28, 2024 (in thousands):

Balance as of December 30, 2023	$240,566
Foreign currency translation adjustments	(16,333)
Balance as of December 28, 2024	$224,233
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets with finite life as of December 28, 2024 and December 30, 2023 (in thousands, except for remaining useful life):

	December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	72,200	(56,406)	15,794	1.8
Total intangible assets with finite lives	$72,200	$(56,406)	$15,794

	December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	72,200	(47,381)	24,819	2.8
Total intangible assets with finite lives	$72,200	$(47,381)	$24,819
Amortization expense was $9.0 million, $23.0 million and $37.7 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite life as of December 28, 2024 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Total future amortization expense	$15,794	$9,025	$6,769	$—	$—	$—	$—
7.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the fiscal year ended December 28, 2024 (in thousands):

Balance as of December 30, 2023	$876
Additions(1)	1,324
Write offs(2)	(1,398)
Balance as of December 28, 2024	$802
(1)The new additions during the fiscal year ended December 28, 2024 are primarily estimated reserves.
(2)The write offs during the fiscal year ended December 28, 2024 are primarily for amounts that were previously reserved.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860. The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received is reflected as change in Accounts receivable within operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company's recognized factoring related interest expense was approximately $0.6 million, $0.9 million and $0.9 million, respectively. The gross amount of trade accounts receivables sold totaled approximately $39.5 million and $62.6 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	December 28, 2024	December 30, 2023
Inventory
Raw materials	$69,687	$133,561
Work in process	67,949	68,407
Finished goods	170,577	229,195
Total	$308,213	$431,163
Property, plant and equipment, net
Computer hardware	$48,459	$48,611
Computer software(1)	71,954	74,752
Laboratory and manufacturing equipment	380,417	354,103
Land and building	12,372	12,372
Furniture and fixtures	3,177	2,916
Leasehold and building improvements	46,544	46,652
Construction in progress	97,075	41,328
Subtotal	$659,998	$580,734
Less accumulated depreciation(2)	(410,502)	(373,737)
Total	$249,496	$206,997
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$28,242	$17,909
Taxes payable	15,292	24,248
Restructuring accrual	1,237	6,042
Short-term operating and finance lease liability	13,594	12,905
Customer contract liabilities(3)	25,350	3,313
Other accrued expenses and other current liabilities	59,670	46,341
Total accrued expenses and other current liabilities	$143,385	$110,758
(1)Included in computer software at December 28, 2024 and December 30, 2023 were $33.5 million and $34.8 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented in prior years. The unamortized ERP costs at December 28, 2024 and December 30, 2023 were $5.4 million and $9.6 million, respectively. Also included in computer software at December 28, 2024 and December 30, 2023 was $27.2 million and $29.6 million, respectively, related to term licenses. The unamortized term license costs at December 28, 2024 and December 30, 2023 was $14.0 million and $23.6 million, respectively.
(2)Depreciation expense was $52.9 million, $55.8 million and $46.1 million (which includes depreciation of capitalized ERP costs of $4.8 million, $4.9 million and $3.5 million) for 2024, 2023 and 2022, respectively. Also included in depreciation expense for 2024, 2023 and 2022 was $9.6 million and $9.5 million, and $7.6 million, respectively, related to term licenses.
(3)See Note 4, “Revenue Recognition” to the notes to condensed consolidated financial statements for more information.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.    Restructuring and Other Related Costs
In 2023, the Company implemented a restructuring initiative to reduce costs (the "2023 Restructuring Plan"). In relation to the 2023 Restructuring Plan, the Company incurred and recorded $6.4 million in total of which $5.9 million was recorded in 2023 and $0.5 million was recorded in 2024. Payments related to the 2023 Restructuring Plan were completed in 2024.
In 2024, the Company implemented a restructuring initiative to reduce costs (the "2024 Restructuring Plan"). In relation to the 2024 Restructuring Plan, the Company incurred and recorded $2.9 million of restructuring costs related to the 2024 Restructuring Plan. The 2024 Restructuring Plan was substantially completed in 2024 with the associated payments made in 2024 and 2025. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
For the years ended December 28, 2024 and December 30, 2023, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. This was a result of restructuring initiatives undertaken in previous years and is unrelated to the charges disclosed above.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the restructuring plans (in thousands):

	Years Ended
	December 28, 2024		December 30, 2023		December 31, 2022
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$596	$2,867	$2,218	$3,665	$203	$1,834
Lease related impairment charges	—	1,319	—	2,996	—	8,059
Asset impairment and others	—	—	—	56	19	229
Total	$596	$4,186	$2,218	$6,717	$222	$10,122
Restructuring liabilities are reported within accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Severance and related expenses	Lease related impairment charges	Asset impairment and others	Total
Balance as of December 31, 2022	$792	$—	$149	$941
Charges	5,883	2,996	56	8,935
Cash payments	(801)	(1,773)	(60)	(2,634)
Non-cash Settlements and Other	13	(1,223)	10	(1,200)
Balance as of December 30, 2023	$5,887	$—	$155	$6,042
Charges	3,463	1,319	—	4,782
Cash payments	(8,245)	(1,302)	—	(9,547)
Non-cash Settlements and Other	(14)	(17)	(9)	(40)
Balance as of December 28, 2024	$1,091	$—	$146	$1,237
As of December 28, 2024, the Company's restructuring liability was primarily related to the 2024 Restructuring Plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes by component for the periods presented (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 25, 2021	$(7,829)	$4,297	$(964)	$(4,496)
Other comprehensive income (loss) before reclassifications	(41,803)	22,538	—	(19,265)
Amounts reclassified from accumulated other comprehensive loss	—	326	964	1,290
Net current-period other comprehensive income (loss)	(41,803)	22,864	964	(17,975)
Balance at December 31, 2022	$(49,632)	$27,161	$—	$(22,471)
Other comprehensive loss before reclassifications	(9,962)	(2,002)	—	(11,964)
Amounts reclassified from accumulated other comprehensive loss	—	(413)	—	(413)
Net current-period other comprehensive loss	(9,962)	(2,415)	—	(12,377)
Balance at December 30, 2023	$(59,594)	$24,746	$—	$(34,848)
Other comprehensive income (loss) before reclassifications	(5,459)	7,358	—	1,899
Amounts reclassified from accumulated other comprehensive loss	—	(439)	—	(439)
Net current-period other comprehensive income (loss)	(5,459)	6,919	—	1,460
Balance at December 28, 2024	$(65,053)	$31,665	$—	$(33,388)

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
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net loss	$(150,338)	$(25,213)	$(76,043)
Weighted average common shares outstanding - basic and diluted	234,672	226,726	216,376
Net loss per common share - basic and diluted	$(0.64)	$(0.11)	$(0.35)
The Company incurred net losses during 2024, 2023 and 2022, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2028 Notes, the 2027 Notes and the 2024 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	As of
	December 28, 2024	December 30, 2023	December 31, 2022
Convertible senior notes	27,414	32,814	55,800
Restricted stock units	14,695	13,619	14,836
Performance stock units	3,955	3,668	2,685
Employee stock purchase plan shares	—	53	360
Total	46,064	50,154	73,681
The Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes, assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 because the effect would have been anti-dilutive.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.    Debt
The following is a summary of the Company's debt as of December 28, 2024 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2027 Notes	$—	$197,807	$200,000	March 2027
2028 Notes	—	464,310	473,750	August 2028
Mortgage	482	5,813	6,295	August 2029
Total Debt	$482	$667,930	$680,045
The following is a summary of the Company's debt as of December 30, 2023 (in thousands):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$18,747	$—	$18,747	September 2024
2027 Notes	—	196,829	200,000	March 2027
2028 Notes	—	461,927	473,750	August 2028
Mortgage	6,765	—	6,765	May 2024
Total Debt	$25,512	$658,756	$699,262

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"), which matured and were repaid in full on September 1, 2024. In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022 and in June 2023, the Company issued $373.8 million and $100 million, respectively, aggregate principal amount of 3.75% Convertible Senior Notes due 2028 (the "2028 Notes," and, together with the 2027 Notes, the “convertible senior notes”). The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. Each series of the convertible senior notes is governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company, National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The convertible senior notes of each series are unsecured and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the convertible senior notes; equal in right of payment to any of the Company's existing and future liabilities that are not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries. The applicable Indenture governing each series of the convertible senior notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
The net proceeds to the Company from the issuance of 2027 Notes were approximately $193.3 million after deducting initial purchasers' fee and other debt issuance costs. The Company used the remaining net proceeds for general corporate purposes, including working capital to fund growth and potential strategic projects.
The net proceeds to the Company from the issuance of Existing 2028 Notes (as defined below) were approximately $362.4 million after deducting the initial purchasers' fee and other debt issuance costs. The Company used approximately $283.6 million, which included accrued and unpaid interest, of the net proceeds from this issuance to repurchase approximately $299.8 million in aggregate principal amount of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2024 Notes participating in the issuance of the Existing 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the Existing 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment with an immaterial gain. The Company recorded a $15.5 million gain on extinguishment of debt on its consolidated statements of operations during the fiscal year ended December 31, 2022, which includes the write-off of related deferred issuance costs of $3.5 million.
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
The 2027 Notes and the 2028 Notes mature on March 1, 2027 and August 1, 2028, respectively. The Company did not have the right to redeem the 2027 Notes prior to March 5, 2024 and may not redeem the 2028 Notes prior to August 5, 2025. The Company may redeem for cash all or any portion of the 2027 Notes, at its option, on or after March 5, 2024, and the 2028 Notes, at its option, on or after August 5, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the convertible senior notes.
Conversion Rate and Initial Conversion Price for each series of convertible senior notes are presented in the following table:

	Conversion Rate per $1,000 Principal	Initial Conversion Price
2027 Notes	130.5995	$7.66
2028 Notes	147.1183	$6.80
Throughout the term of the convertible senior notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the convertible senior notes will not receive any cash payment representing accrued and unpaid interest upon conversion. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to the close of business on the business day immediately preceding December 1, 2026 for the 2027 Notes and May 1, 2028 for the 2028 Notes (the convertible dates), holders may convert their convertible senior notes under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarters ended on June 27, 2020 for the 2027 Notes and September 24, 2022 for the 2028 Notes (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the convertible senior notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
•if the Company calls any or all of the 2027 Notes, or 2028 Notes for redemption, holders of such series may convert their notes at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date of such series called for redemption;
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
Upon the receipt of conversion requests, the settlement of the convertible senior notes will be paid pursuant to the terms of the respective governing Indentures. In the event that any of the 2027 Notes are converted, the Company would be required to repay the principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In the event that any of the 2028 Notes are converted, the Company would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of its common stock at the Company’s option.
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
There have been no changes to the initial conversion price of the convertible senior notes since issuance. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during 2024.
Interest Expense
The following table presents the interest expense and the amortization of debt issuance costs related to the convertible senior notes included in Interest expense in the Company's consolidated statements of operations (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Contractual interest expense	$23,032	$22,263	$16,589
Amortization of debt issuance costs	3,360	4,064	3,404
Total interest expense	$26,392	$26,327	$19,993
The issuance costs related to the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 3.0% and 4.3%, respectively. Unamortized debt

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
issuance costs will be amortized over the remaining life of the 2027 Notes and the 2028 Notes which is approximately 26 months and 43 months, respectively.
The net carrying amount of the convertible senior notes as of December 28, 2024, and as of December 30, 2023 was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Principal	$—	$18,747	$200,000	$200,000	$473,750	$473,750
Unamortized issuance costs and discount	—	—	(2,193)	(3,171)	(9,440)	(11,823)
Net carrying amount	$—	$18,747	$197,807	$196,829	$464,310	$461,927
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
The Loan Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Loan Agreement also contains customary covenants that limit the ability of the Company to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of December 28, 2024, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $1.2 million, which are recorded as a deferred asset and will be amortized to interest expense using a straight-line method over the term of the Credit Facility.
As of December 28, 2024, the Company had availability of $118.9 million under the Credit Facility. As of December 28, 2024, the Loan Agreement included a $50.0 million letter of credit subfacility and $29.2 million letters of credit issued and outstanding.

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
As of December 28, 2024, $6.3 million of the loan remained outstanding, of which $0.5 million was included in short-term debt and $5.8 million was included in long-term debt in the consolidated balance sheets.
12.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases(1)(2)	$101,466	$15,679	$12,906	$11,405	$7,035	$3,155	$51,286
Financing lease obligations(3)	4,619	1,861	997	951	810	—	—
Purchase obligations (4)	376,266	364,224	12,042	—	—	—	—
2028 Notes, including interest(5)	544,813	17,766	17,766	17,766	491,515	—	—
2027 Notes, including interest(5)	212,500	5,000	5,000	202,500	—	—	—
Mortgage Payable, including interest(5)	8,105	945	945	945	945	4,325	—
Total contractual obligations	$1,247,769	$405,475	$49,656	$233,567	$500,305	$7,480	$51,286
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 24 years. The above payment schedule includes interest. See Note 3, "Leases" to the notes to consolidated financial statements for more information.
(2)    The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $6.1 million and $4.6 million as of December 28, 2024 and December 30, 2023, respectively. As of December 28, 2024, $6.1 million is classified as other long-term liabilities on the accompanying consolidated balance sheets.
(3)     The Company has finance leases for computer hardware and leasehold improvements. The above payment schedule includes interest. See Note 3, "Leases" to the notes to consolidated financial statements for more information.
(4)     The Company has agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 28, 2024, December 30, 2023 and December 31, 2022, these non-cancelable purchase commitments were $376.3 million, $466.3 million and $744.8 million, respectively.
(5)     Amounts in 2025 are related to interest only. See Note 11, "Debt" to the notes to consolidated financial statements for more information.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserted that, through certain products, the Company infringed on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleged that NextGen was entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. A Markman hearing was held on November 14, 2023, and the Court issued its claim construction order on December 22, 2023. Fact discovery closed on December 6, 2023, and expert discovery closed on February 4, 2024. On April 14, 2023, the Company filed petitions with the US Patent and Trademark Office ("USPTO") seeking inter partes reviews to invalidate asserted claims of the asserted NextGen patents. On December 4, 2023, the Patent Trial and Appeal Board of the USPTO denied institution of such inter partes reviews. A mediation was held on March 13, 2024, which resulted in a settlement in principle of the action against the Company. Meanwhile, on September 12, 2024, the Court dismissed the action against the Company, with prejudice. In November 2024, the parties finalized and entered into a written settlement agreement, for an immaterial amount, to further memorialize the parties’ settlement of the action.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of December 28, 2024 and December 30, 2023, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
In addition, the Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned intellectual property indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. These indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. The Company has also agreed to indemnify the Department of Commerce and its officers, employees, attorneys, and agents for claims related to the DFA (as defined in footnote 18), awards made to the Company pursuant to the DFA and the projects funded by the DFA. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.
As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors. The term of the indemnification period is for the officer’s or director’s lifetime for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements could be significant; however, the Company has a director and officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of its potential liability under these indemnification agreements is not material.
13.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 28, 2024	December 30, 2023
Beginning balance	$33,200	$36,621
Charges to operations	16,497	22,304
Utilization	(16,128)	(20,516)
Change in estimate(1)	(8,062)	(5,209)
Balance at the end of the period	$25,507	$33,200
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Letters of Credit and Bank Guarantees
The Company had $30.0 million and $24.1 million of standby letters of credit, bank guarantees and surety bonds outstanding as of December 28, 2024 and December 30, 2023, respectively. Details are set in below table (in thousands).

	December 28, 2024	December 30, 2023
Customer performance guarantees	$25,922	$19,068
Value added tax license	2,682	3,127
Property leases	1,356	1,894
Total	$29,960	$24,089
Of the $25.9 million related to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million as of December 28, 2024. Of the $19.1 million related to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million as of December 30, 2023.
As of December 28, 2024, of the aforementioned standby letters of credit and bank guarantees outstanding, $1.3 million was backed by cash collateral.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.    Stockholders’ Equity
2016 Equity Incentive Plan
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In June 2024, the stockholders approved amendments to the 2016 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by an additional 7.1 million shares. As of December 28, 2024, the Company reserved a total of 58.9 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was cancelled and there are no outstanding grants under the 2007 Plan.
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
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 28, 2024
Outstanding stock awards	16,243
Reserved for future award grants	9,709
Reserved for future ESPP	1,098
Total common stock reserved for stock options and awards	27,050
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	11,607	$7.66	$110,849
RSUs granted	8,897	$8.26
RSUs released	(6,690)	$7.52	$46,104
RSUs canceled	(1,226)	$7.89
Outstanding at December 31, 2022	12,588	$8.13	$84,847
RSUs granted	6,990	$6.97
RSUs released	(7,496)	$8.1	$43,001
RSUs canceled	(546)	$8.01
Outstanding at December 30, 2023	11,536	$7.45	$54,802
RSUs granted	9,093	$4.88
RSUs released	(6,378)	$7.66	$37,123
RSUs canceled	(1,519)	$6.41
Outstanding at December 28, 2024	12,732	$5.64	$83,649

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	2,114	$6.66	$20,184
PSUs granted	899	$8.38
PSUs released	(335)	$5.40	$2,592
PSUs canceled	(119)	$7.19
Outstanding at December 31, 2022	2,559	$7.40	$17,251
PSUs granted	1,835	$7.26
PSUs canceled	(741)	$5.94
Outstanding at December 30, 2023	3,653	$7.63	$17,352
PSUs granted	1,224	$6.80
PSUs released	(405)	$8.61	$2,047
PSUs canceled	(961)	$7.19
Outstanding at December 28, 2024	3,511	$7.34	$23,068
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $6.57 at December 27, 2024. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
 The following table presents total stock-based compensation cost for instruments granted but not yet recognized, net of forfeitures, of the Company’s equity compensation plans as of December 28, 2024. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$52,350	1.57
PSUs	$7,281	1.92
 Employee Stock Purchase Plan
The Company's ESPP was indefinitely suspended, effective upon the expiration of the offering period that ended August 15, 2023.
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Volatility	n/a	60% - 63%	39% - 63%
Risk-free interest rate	n/a	3.12% - 4.98%	0.67% - 3.12%
Expected life	n/a	0.5 years	0.5 years
Estimated fair value	n/a	$1.91 - $2.37	$1.91 - $2.21

The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future.
ESPP activity was as below (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Stock-based compensation expense	$—	$3,798	$5,551
Employee contributions	$—	$14,930	$15,189
Shares purchased	—	3,514	2,552
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
PSUs granted to the Company's executive officers, senior management and certain other employees under the 2016 Plan during 2023, 2022, 2021 and 2020 are based on performance criteria related to a specific financial target over the span of a two or three-year performance period. These PSUs may become eligible for vesting to begin before the end of such two-year or three-year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs ranges from 0 to 2.0 times the target number of PSUs granted. Certain other employees were awarded PSUs that will only vest upon the achievement of specific financial and operational performance criteria.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
PSUs granted to the Company's executive officers and senior management during 2024 are based on the Company's total shareholder return ("TSR") as compared to an index of peer companies. The Company estimates the fair value of performance based awards subject to TSR as compared to an index of peer companies using a Monte Carlo simulation valuation model on the date of grant and recognizes the related stock-based compensation expense over the performance period. The Company reverses stock-based compensation expense on performance based awards subject to TSR only when the requisite service period is not reached. The number of shares to be issued upon vesting of these PSUs ranges from 0 to 2.0 times the target number of PSUs granted.
Assumptions for awards granted during 2024 include the following:

Year Ended
December 28, 2024
Historical volatility of Infinera common stock	53.28% - 58.30%
Correlation coefficient	0.4740 - 0.4858
Expected life in years	2.52 - 2.79 years
Risk-free interest rate	4.25% - 4.5%
Expected dividend yield	—%
The following table summarizes by grant year, the Company’s PSU activity for the fiscal year ended December 28, 2024 (in thousands):

	Total Number of Performance Stock Units	2020	2021	2022	2023	2024
Outstanding at December 30, 2023	3,653	350	602	899	1,802	—
PSUs granted	1,224	—	—	—	—	1,224
PSUs released	(405)	—	(405)	—	—	—
PSUs canceled	(961)	(350)	(197)	(137)	(245)	(32)
Outstanding at December 28, 2024	3,511	—	—	762	1,557	1,192

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-based Compensation Expense
The following table summarizes the amortization of stock-based compensation expense related to the RSUs, and PSUs (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
RSUs	$49,731	$52,723	$54,102
PSUs	$1,199	$5,545	$1,636
The following table summarizes the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Stock-based compensation effects in inventory	$1,795	$3,895	$3,979
Income tax benefit associated with stock-based compensation	$9,133	$8,165	$8,588
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$7,621	$10,000	$9,485
Research and development	18,779	22,474	23,553
Sales and marketing	12,175	13,699	13,311
General and administrative	12,346	15,977	14,666
Total stock-based compensation expense	$50,921	$62,150	$61,015

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.    Income Taxes
The following is a geographic breakdown of the loss before income taxes (in millions):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Domestic	$(54.2)	$47.6	$(75.7)
International	(78.8)	(65.0)	20.2
Loss before income taxes	$(133.0)	$(17.4)	$(55.5)
The following is a geographic breakdown of the provision for income taxes (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Federal	$357	$1,278	$945
State	2,966	3,035	1,537
Foreign	14,200	5,672	20,616
Total current	$17,523	$9,985	$23,098
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(211)	(2,180)	(2,566)
Total deferred	$(211)	$(2,180)	$(2,566)
Total provision for income taxes	$17,312	$7,805	$20,532
The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rates as follows:

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Expected tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.9)%	(15.5)%	(2.3)%
Tax credits	5.6%	(37.9)%	10.2%
Stock-based compensation	(3.6)%	(42.3)%	(10.2)%
Change in valuation allowance	(23.3)%	20.7%	(19.1)%
Foreign rate differential	(5.2)%	4.8%	(7.6)%
Non-deductible expenses	(0.6)%	(5.7)%	(16.1)%
Other taxes on foreign operations	(4.3)%	(24.1)%	(5.0)%
Return to provision	(0.5)%	44.2%	(3.7)%
Uncertain tax positions	(1.4)%	(3.6)%	(1.8)%
Prior year adjustment	—%	(4.4)%	(1.0)%
Other	0.2%	(2.0)%	(1.5)%
Effective tax rate	(13.0)%	(44.8)%	(37.1)%
For 2024, the Company's income tax expense was $17.3 million with effective tax rate of (13.0)%. The difference between the effective tax rate and the U.S federal statutory rate of 21% is due to tax credits, foreign income taxed at different rates, impact due to foreign currency translation, and valuation allowance. For 2023, the Company's income tax expense was $7.8 million with an effective tax rate of (44.8)%. The difference between the effective tax rate and the U.S federal statutory rate of 21% was due to state income taxes, tax credits, stock-based compensation, foreign income taxed at different rates, impact due to foreign currency translation, foreign income inclusions in the U.S., foreign tax credit expiration, and losses in foreign jurisdictions that require a valuation allowance. For 2022, the Company's income tax expense was $20.5 million with an effective tax rate of (37.1)%. The difference between the effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of tax credits, stock-based compensation, foreign income taxed at different rates and valuation allowances.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023
Deferred tax assets:
Net operating losses	$278,932	$296,449
Research and foreign tax credits	142,844	137,130
Non-deductible accruals	56,755	63,763
R&D expense capitalization	84,945	65,125
Inventory valuation	13,908	13,612
Leasing Liabilities	20,772	23,917
Stock-based compensation	4,503	4,016
Property, plant and equipment	781	—
Total deferred tax assets	$603,440	$604,012
Valuation allowance	(580,577)	(576,998)
Net deferred tax assets	$22,863	$27,014
Deferred tax liabilities:
Property, plant and equipment	$—	$(281)
Right of use asset	(15,230)	(17,946)
Acquired intangible assets	(2,969)	(4,113)
Total deferred tax liabilities	$(18,199)	$(22,340)
Net deferred tax assets (liabilities)	$4,664	$4,674
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 28, 2024 and December 30, 2023.
The Company intends to continue maintaining a full valuation allowance on its domestic deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next year or two, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a portion of its valuation allowance against its deferred tax assets within the next 12-24 months. This release, if any, would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. Due to this required capitalization of research and development expenditures, the Company has recorded a U.S. current income tax expense of $3.3 million for the year ended December 28, 2024. The U.S. current income tax provision is primarily for state taxes we anticipate paying as a result of statutory limitations on our ability to offset expected taxable income with net operating loss and research and development credit carry forwards. The increase in federal taxable income due to Section 174 capitalization is offset by net operating carryover balance. It is expected that Section 174 capitalization will continue to generate federal and state taxable income in future years and continue to utilize net operating loss and other available tax credits.
As of December 28, 2024, the Company had net operating loss carryforwards of approximately $393.1 million for federal income tax purposes. The Company had net operating loss carryforwards of approximately $319.8 million for state income tax purposes which will continue to expire in 2025 if unused. The Company also had foreign net operating loss carryforwards of approximately $844.5 million.
As of December 28, 2024, the Company also had R&D credit carryforwards of approximately $61.1 million for federal income tax and $46.6 million for state income tax purposes. The federal R&D tax credits will continue to expire in 2025 if unused. State R&D tax credits carry forward indefinitely.
As of December 28, 2024, the Company had foreign tax credit carryforwards of approximately $35.1 million for federal income tax. The foreign tax credits will continue to expire in 2025 if unused.
Infinera Canada Inc., an indirect wholly-owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $6.7 million to offset future Canadian income tax payable as of December 28, 2024, and will continue to expire in 2025 if unused. Infinera Portugal has SIFIDE Credit of $4.9 million to offset future Portugal's income tax payable as of December 28, 2024, and will continue to expire in 2025 if unused.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Beginning balance	$74,171	$57,849	$54,250
Tax position related to current year
Additions	1,020	1,417	1,536
Tax positions related to prior years
Additions	6,167	20,638	7,220
Reductions	(1,948)	(5,578)	(4,832)
Lapses of statute of limitations	(110)	(155)	(325)
Ending balance	$79,300	$74,171	$57,849
As of December 28, 2024, the cumulative unrecognized tax benefit was $79.3 million, of which $70.8 million are related to tax credits. The $70.8 million was netted against deferred tax assets, and would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 28, 2024, approximately $10.5 million, if recognized, would impact the Company’s effective tax rate. The amount of unrecognized tax benefit could be reduced upon expiration of the applicable statute of limitation. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.
As of December 28, 2024, December 30, 2023 and December 31, 2022, the Company had $1.9 million, $1.5 million and $1.3 million, respectively, of accrued interest and penalties related to unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. We are also under routine examination by federal, various state and foreign tax authorities. We believe that adequate amounts have been reserved in these jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state or foreign tax authorities to the extent utilized in a future period. As a large taxpayer, we are currently under audit by multiple state and foreign jurisdictions for various open tax years. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Any changes to unrecognized tax benefits that are reasonably possible to occur within the next 12 months are not expected to be material.
16.    Segment Information
The Company has one business activity as a provider of optical transport networking equipment, software and services. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. The Company’s CODM is the Company’s Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis. The CODM uses consolidated revenue for product and services, revenue by geographic region, non-GAAP operating income, along with the related GAAP operating income, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of resources among research and development, sales and marketing and general and administrative expenses.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Reconciliation of Income (Loss) from Operations was as below (in thousands):

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
GAAP as reported	$(83,650)	$(4,840)	$(60,157)
Stock-based compensation	50,921	62,150	61,015
Amortization of acquired intangible assets	9,025	22,965	37,714
Restructuring and other related costs	4,782	8,935	10,344
Merger-related charges	23,021	—	—
Inventory related charges	—	—	14,381
Global distribution center transition costs	—	—	2,109
Warehouse fire loss (recovery)	—	(1,985)	2,232
Litigation charges	—	—	1,350
Non-GAAP as adjusted	$4,099	$87,225	$68,988
Revenue by geographic region is based on the shipping address of the end-customer. For more information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the notes to consolidated financial statements.
Additionally, the following table sets forth our property, plant and equipment, net by geographic region (in thousands):

	December 28, 2024	December 30, 2023
United States	$232,041	$188,684
Other Americas	3,894	2,777
Europe, Middle East and Africa	8,779	9,973
Asia Pacific	4,782	5,563
Total property, plant and equipment, net	$249,496	$206,997
17.    Employee Benefit and Pension Plans
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Code (the “401(k) Plan”). As allowed under Section 401(k) of the Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $3.0 million, $3.0 million and $3.0 million for 2024, 2023, and 2022, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2024, 2023, and 2022.
The Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.3 million, $2.2 million and $2.5 million for 2024, 2023, and 2022, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion. The Company incurred $5.1 million, $4.8 million, and $4.9 million in expense related to post-retirement costs for 2024, 2023, and 2022, respectively.
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
Obligations and Funded Status
The following table sets forth the changes in benefits obligations and the fair value of plan assets of the Company's benefit plans (in thousands):

	December 28, 2024	December 30, 2023
Benefit obligation at beginning of year	$85,157	$76,172
Service cost	126	163
Interest cost	2,840	3,103
Benefits paid	(3,951)	(4,700)
Actuarial loss (gain)	(854)	7,156
Employee contributions	22	18
Foreign currency exchange rate changes	(5,278)	3,245
Benefit obligation at end of year(1)	$78,062	$85,157
Fair value of plan assets at beginning of year	$76,577	$66,455
Actual return on plan assets	9,340	7,793
Payments	(7,086)	(767)
Employee contributions	22	124
Employer contributions	96	78
Foreign currency exchange rate changes	(4,581)	2,894
Fair value of plan assets at end of year	$74,368	$76,577
Net liability recognized	$3,694	$8,580
(1)    The Company's accumulated benefit obligation was $77.6 million and $84.7 million at December 28, 2024 and December 30, 2023, respectively.
The net liability is included in the line item other long-term liabilities in the Company's consolidated balance sheets.
The following table presents net amounts of non-current assets and current and non-current liabilities for the Company's pension and other post-retirement benefit plans recognized on its consolidated balance sheet (in thousands):

	December 28, 2024	December 30, 2023
Other non-current assets	$74,368	$76,577
Other long-term liabilities	(78,062)	(85,157)
Net liability recognized	$(3,694)	$(8,580)

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Years ended
	December 28, 2024	December 30, 2023	December 31, 2022
Service cost	$126	$163	$300
Interest cost	2,840	3,103	1,249
Expected return on plan assets	(2,930)	(2,639)	(2,936)
Amortization of net actuarial (gain) loss	(439)	(413)	326
Total net periodic (benefit) cost	$(403)	$214	$(1,061)
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
The following table sets forth the changes in accumulated other comprehensive income (loss) for the Company's benefit plans (pre-tax) (in thousands):

	December 28, 2024	December 30, 2023
Beginning balance	$24,746	$27,161
Net actuarial (gain) loss arising in current year	7,358	(2,002)
Amortization of net actuarial (gain) loss(1)	(439)	(413)
Ending balance	$31,665	$24,746
(1)    The actuarial loss for the fiscal year ended December 28, 2024 is primarily due to the change in the discount rate. Amounts recorded in accumulated other comprehensive income (loss) expected to be amortized as a part of net periodic pension cost during 2025 is $1.4 million (pre-tax).
Assumptions
Certain actuarial assumptions used in computing the benefit obligations for the major plans are as follows:

	December 28, 2024	December 30, 2023
Discount rate	3.48%	3.51%
Salary growth rate	2.25%	2.50%
Pension growth rate	2.00%	2.25%
Expected long-term rate of return on plan assets	3.93%	3.93%

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
Fair Value of Plan Assets
The following tables present the fair value of plan assets for pension and other benefit plans by major asset category (in thousands):

	As of December 28, 2024			December 30, 2023
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$661	$—	$661	$677	$—	$677
Equity fund	—	50,656	50,656	—	51,226	51,226
Insurance contracts	—	23,051	23,051	—	24,674	24,674
Total plan assets at fair value	$661	$73,707	$74,368	$677	$75,900	$76,577
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
Transfers Between Levels
Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period. No material transfers between levels occurred during the fiscal year ended December 28, 2024.
Future Contributions
In 2025, the Company does not expect to make additional contributions to the plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flows
Estimated future benefit payments under the Company's pension plans as of December 28, 2024 are as follows (in thousands):

2025	$5,779
2026	4,191
2027	3,854
2028	4,336
2029	4,202
2030 to 2034	22,684

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
18. Subsequent Event
The Company evaluated subsequent events through the date these financial statements were available to be issued and filed with the SEC.
On January 16, 2025, the Company entered into a direct funding agreement (the “Direct Funding Agreement”) with the U.S. Department of Commerce (the “DOC”) under the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”).
Under the Direct Funding Agreement, the DOC has agreed to award the Company up to $93 million in direct funding (the “Awards”) related to the construction of a fabrication facility located in California and a photonics packaging and test facility located in Pennsylvania (the “Projects”).
The DOC will disburse the Awards funding to the Company based on the achievement of various milestones, with each disbursement reimbursing the Company for eligible uses of funds already incurred and paid by the Company. Disbursements are Project-specific and subject to the achievement of various capital expenditure, facility development, production qualification, the receipt of applicable permits and other governmental approvals, and various other conditions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 28, 2024, our principal executive officer and principal financial officer concluded that, as of such date, due to material weaknesses described below, our disclosure controls and procedures were not effective as of December 28, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America.
Under the supervision and with the participation of our principal executive officer and our principal financial officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2024, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of December 28, 2024.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We identified material weaknesses in our internal control over financial reporting for the year ended December 30, 2023, which remain unremediated for the year ended December 28, 2024. The material weaknesses related to the following:
Within the revenue cycle, controls over the establishment of the stand-alone prices ("SSPs") and for our performance obligations were not designed or operating effectively to include an adequate review of the underlying data used to develop and established SSPs in conformity with ASC 606, Revenue from Contracts with Customers.
Within the inventory cycle, controls over judgements used in the estimation of reserves for excess and obsolete inventory were not operating effectively to support such judgements.
Additionally, as related to both our revenue and inventory cycles, certain key controls were not operating effectively to assess the completeness and accuracy of Information Produced by the Entity ("IPE").
During the year ended December 28, 2024, we also identified an additional material weakness in our controls over financial reporting within the design and operating effectiveness of controls related to the Company's financial statement close process. Specifically, controls were not designed to ensure appropriate segregation of duties, nor to evaluate the completeness and accuracy of manual journal entry postings made to the Company's general ledger system.

The material weaknesses identified above indicate that we had insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with the complexity of our business and our financial accounting and reporting requirements. In turn, this impacted our ability to adequately design, implement and monitor financial reporting controls related to our financial statement close process.
While these material weaknesses did not result in a material misstatement of our filed financial statements, there is a reasonable possibility that these control deficiencies could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected. As a result, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28, 2024, has been audited by our independent registered public accounting firm, as stated in their report, which is included elsewhere herein.
Remediation Efforts with Respect to the Material Weaknesses
The process of implementing an effective system of internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations.
We continue to evaluate and implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Audit Committee is fully engaged and supportive of management’s efforts to remediate the material weaknesses. These remediation actions are ongoing and include or are expected to include:
Actions specific to the remediation of the material weakness in internal control over financial reporting related to our inventory processes:
•We have designed and implemented key controls related to inventory, including the estimation of reserves for excess and obsolete inventory.
•We have and will continue to design and implement effective controls over IPE to ensure adequate levels of evidence and documentation to support controls procedures, augmented by training of our control preparers and reviewers related to the assessment of completeness and accuracy over the IPE.
•We designed, implemented and tested the operating effectiveness of controls over the application of our policy for capitalizing variances from standard costs as part of the cost of inventory.
Actions specific to the remediation of the material weakness in internal control over financial reporting related to our revenue processes:
•We have designed and implemented controls over the methodology used to determine our SSPs, including controls that provide adequate review and evaluation of such methodology, and related financial statement disclosures. The controls were not operating for a sufficient period of time to be considered operating effectively.
•We have and will continue to design and implement effective controls over IPE to ensure adequate levels of evidence and documentation to support controls procedures, augmented by training of our control preparers and reviewers related to the assessment of completeness and accuracy over the IPE.
Actions specific to the remediation of the material weakness in internal control related to the segregation of duties within the financial statement close process, specifically the manual journal entry process:
•We will establish and implement policies surrounding the approval of transactions, related to, but not limited to journal entries; and

•We will implement an automated approval workflow that will enable streamlined review and approval over manual journal entries, including ensuring appropriate segregation of duties.
During fiscal year 2024, we have enhanced our finance and accounting team and we will continue to consider additional skilled resources with the appropriate level of technical accounting knowledge and experience required to adequately design, implement and monitor financial reporting controls related to our financial statement close process.
As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the foregoing plans will effectively remediate the deficiencies constituting the material weaknesses. However, there is no assurance as to when such remediation will be completed. As the remediation plans are or continue to be implemented, management may take additional measures or modify the plan elements described above.
Changes in Internal Control over Financial Reporting
Except for the identification of the material weaknesses and remediation activities described above, there were no changes during the year ended December 28, 2024, in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Directors

Name	Age	Position
Christine B. Bucklin	61	Director
Gregory P. Dougherty	65	Director
David W. Heard	56	Chief Executive Officer and Director
Sharon E. Holt	60	Director
Roop K. Lakkaraju	54	Director
Paul J. Milbury	76	Director
Amy H. Rice	45	Director
George A. Riedel	67	Director and Chair of the Board
David F. Welch, Ph.D.	64	Founder, Chief Innovation Officer and Director
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
Greg P. Dougherty has been a member of our Board of Directors since January 2019. Mr. Dougherty served on the board of Fabrinet, an optical electro-mechanical and electric manufacturing services company from February 2019 to January 2022. Mr. Dougherty served as Chief Executive Officer of Oclaro from June 2013 until its acquisition by Lumentum in December 2018. Mr. Dougherty also served as a director of Oclaro from April 2009 until the completion of the sale in December 2018. Prior to Oclaro, Mr. Dougherty served as a director of Avanex Corporation, a leading global provider of intelligent photonic solutions, from April 2005 to April 2009, when Avanex and Bookham merged to become Oclaro. Mr. Dougherty also served as a director of Picarro, Inc., a manufacturer of ultra-sensitive gas spectroscopy equipment using laser-based technology, from October 2002 to August 2013, and as its Interim Chief Executive Officer from January 2003 to April 2004. Earlier in his career, Mr. Dougherty served as the Chief Operating Officer at SDL from 1997 to 2001, when the company was acquired by JDS Uniphase Corporation, where he continued in the role until 2002. From 1989 to 1997, Mr. Dougherty was the Director of Product Management and Marketing at Lucent Technologies Microelectronics in the Optoelectronics Strategic Business Unit. He also served as a board member of the Ronald McDonald House at Stanford from January 2004 to December 2009, and the Bay Area Make-A-Wish Foundation. Mr. Dougherty currently serves on the board of directors of IPG Photonics Corporation, a fiber laser manufacturer, and MaxLinear, a fabless integrated circuit design company where he also serves on their nominating and governance committee. Mr. Dougherty received a B.S. in Optics in 1983 from the University of Rochester.
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
Sharon E. Holt has been a member of our Board of Directors since June 2019. Ms. Holt has served as a Principal at Fraser Stuart Ventures, LLC, a private investment and advisory firm, since 2016. Since 2012, she has served as an advisor to several technology companies. Ms. Holt was a senior executive at Rambus Inc., a leading technology development and licensing company, from 2004 to 2012, where she served as Senior Vice President of Sales, Licensing and Marketing, and Senior Vice President and General Manager of the Semiconductor Business Group. From 1999 to 2004, Ms. Holt was an executive at Agilent Technologies in the Semiconductor Products Group (now Broadcom), where her last position was Vice President & General Manager of Americas Field Operations, overseeing sales and technical support operations for the semiconductor business, including ASICs, ASSPs, optical and wireless ICs. Prior to that, she ran sales operations focused on Agilent’s largest global customers. From 1986 to 1999, Ms. Holt worked at HP in Applications Engineering, Sales and Distribution Channel Management for the Semiconductor Products Group. Ms. Holt has served on the public company board of D-Wave Quantum, Inc since November 2024. From 2016 to May 2021, Ms. Holt was on the board for Immersion Corporation, a leading developer and licensor of touch feedback technology. Ms. Holt received a B.S. in Electrical Engineering from Virginia Polytechnic Institute and State University (Virginia Tech).
Roop K. Lakkaraju has been a member of our Board of Directors since February 2022. Mr. Lakkaraju is the Executive Vice President, Chief Financial Officer at Bio-Rad, a position he has held since April 2024. From January 2018 to April 2024, Mr. Lakkaraju served as Executive Vice President, Chief Financial Officer of Benchmark Electronics, Inc. From February 2017 to January 2018, he served as Chief Financial Officer of Maana, Inc., an enterprise software company that pioneered an artificial intelligence-driven knowledge platform. From October 2013 to February 2017, he served as Chief Operating Officer and Chief Financial Officer of Support.com, a provider of cloud-based software and services for technology support. From July 2011 to October 2013, he was Chief Financial Officer of Quantros, Inc., a provider of enterprise SaaS-based solutions and information services that advance healthcare quality and safety performance. Prior to that he held executive financial and operational roles at 2Wire, Solectron Corporation, and Safeguard Scientifics. Mr. Lakkaraju previously served on the board of directors of Greater Phoenix Economic Council from September 2020 to April 2024. He began his career in 1993 as an auditor with Grant Thornton before joining PricewaterhouseCoopers in their Audit and Business Advisory Services. Mr. Lakkaraju holds a B.S. in Business Administration from San Jose State University.
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
Amy H. Rice has been a member of our Board of Directors since April 2020. Ms. Rice is a Managing Director in Oaktree Capital Management, LP.’s Special Situations Group, leading its capital markets activity for the strategy. She is also co-Chair of Oaktree's Women's Leadership Committee. Prior to joining Oaktree in 2009, Ms. Rice spent two years as an associate at Lindsay Goldberg, LLC, and before that, she spent two years as an analyst in the Leveraged Finance group at Deutsche Bank. Ms. Rice has served on the board of GenesisCare, a private company providing cancer and multi-specialty network services, since February 2024. Ms. Rice has an A.B. from Harvard College and an M.B.A. from The Wharton School of the University of Pennsylvania.
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

From 2006 to 2011, Mr. Riedel served in executive leadership roles at Nortel Networks Corporation, a Canadian telecommunications and data networking equipment manufacturing company, including Chief Strategy Officer and Vice President of Business Units. From 2003 to 2006, Mr. Riedel served as Vice President of Strategy and M&A at Juniper Networks, a networking and cybersecurity company. From 1987 to 2003, Mr. Riedel worked at McKinsey & Company, including as a senior partner. Mr. Riedel has served as an independent director at Cerner Corporation, a health information technology company, from April 2019 to June 2022. Between 2010 and 2020, Mr. Riedel served on various boards, including as chair of Accedian Networks Inc., a Canadian network communications software company; as a director of PeerApp Ltd., a caching solution provider; as a director of NextDocs Corporation, a compliance innovation company (acquired by Aurea Software, Inc.); and as a director of Xperi Corporation, a technology and intellectual property licensing company from May 2013 to June 2020. Mr. Riedel has served on the public company board of Markforged Holding Corporation since May 2024. He is also currently chairman of the board of Juvare LLC, a private company that provides emergency preparedness and response software solutions, and a board member of Bridgeway Benefit Technologies LLC, a private company that provides healthcare and retirement benefit administration software focused on the end-to-end needs of self-administered multiemployer benefit funds and third-party administrators. Mr. Riedel received a BS with distinction in Mechanical Engineering from the University of Virginia and an MBA from Harvard Business School.
David F. Welch, Ph.D. has been a member of our Board of Directors since 2010. Dr. Welch is a Founder of Infinera, and he previously served as our Chief Innovation Officer from 2018 to 2024, Chief Strategy and Technology Officer from 2017 to 2018, President from 2013 to 2017, Executive Vice President and Chief Strategy Officer from 2004 to 2013, and Chief Technology Officer (CTO) from 2001 to 2004. Prior to co-founding Infinera, he served as CTO, Transmission Division at JDS Uniphase, and in various executive roles, including CTO and Vice President of Corporate Development, at Spectra Diode Labs (SDL). Dr. Welch currently serves on the board of directors of several start-up companies, including the public benefit corporation board of NosTerra Ventures, a position he has held since May 2023. He previously served on the board of CytoDyn Inc., a biopharmaceutical company from January 2019 to September 2020. He holds over 130 patents and has authored over 300 technical publications, and he has been awarded the Optical Society of America’s (OSA) Adolph Lomb Medal, Joseph Fraunhofer Award and John Tyndall Award, as well as the Institution of Engineering Technology’s J J Thomson Medal for Electronics. He is a Fellow of the OSA and the Institute of Electrical and Electronics Engineers, and he is a member of the National Academy of Engineering. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.
Independence of the Board
On an annual basis, in accordance with the current listing standards of Nasdaq, the Board affirmatively determines the independence of each director or nominee for election as a director. The Board has determined that seven out of nine of our directors (with the exception of Mr. Heard, who is an employee of Infinera, and Dr. Welch, who was an employee of Infinera until June 28, 2024) are “independent” in accordance with the rules and regulations of the SEC and the listing standards of Nasdaq. Also, all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee, as more fully described below, are independent directors. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Person Transactions.” There are no family relationships among any of our directors, director nominees or executive officers.
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
Information Regarding the Board and its Committees
The Board met eleven times during fiscal 2024. During fiscal 2024, each director then in office attended 75% or more of the meetings of the Board. During fiscal 2024, each director then in office attended 75% or more of the meetings of the committees on which he or she served during the period for which he or she was a committee chair or committee member, as applicable. Our independent directors meet in executive sessions, without management present, during most regular meetings of the Board. Directors are encouraged, but not required, to attend our annual meetings of stockholders. Eight out of nine of our then-serving members of the Board attended our 2024 Annual Meeting of Stockholders.
The Board had three standing committees as of the end of fiscal 2024: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Mr. Heard and Dr. Welch do not currently serve on any committees of the Board. The following table presents our current Board and committee composition.

Name	Board	Audit	Compensation	Nominating and Governance
Christine B. Bucklin	M	M	—	—
Gregory P. Dougherty	M	—	M	M
David W. Heard	M	—	—	—
Sharon E. Holt	M	—	C	—
Roop K. Lakkaraju	M	C	—	—
Paul J. Milbury	M	M	M	—
Amy H. Rice	M	—	—	M
George A. Riedel	C	—	—	C
David F. Welch, Ph.D.	M	—	—	—
Total Meetings in Fiscal 2024	11	25	9	4
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
The current members of the Audit Committee are Ms. Bucklin and Messrs. Lakkaraju and Milbury. Mr. Lakkaraju chairs the Audit Committee. Each current member of the Audit Committee served the entirety of fiscal 2024. The Audit Committee met 25 times during fiscal 2024. Each member of the Audit Committee is independent for Audit Committee purposes under the rules and regulations of the SEC and the applicable Nasdaq listing standards. In addition to qualifying as independent under the Nasdaq rules, each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq Audit Committee requirements. The Board has determined that Messrs. Lakkaraju and Milbury are each an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The designation does not impose on Messrs. Lakkaraju and Milbury any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board.
Compensation Committee
The Compensation Committee has the responsibility, authority and oversight relating to the development of our overall compensation strategy and compensation policies and programs. The Compensation Committee establishes our compensation philosophy and policies, administers all of our compensation plans for executive officers, and recommends the compensation for the non-employee directors of the Board. The Compensation Committee seeks to assure that our compensation policies and practices promote stockholder interests and support our compensation objectives and philosophy as described in more detail in the "Compensation Discussion and Analysis" section under Item 11 in this Annual Report on Form 10-K.
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
The current members of the Compensation Committee are Ms. Holt and Messrs. Dougherty and Milbury. Ms. Holt chairs the Compensation Committee. Each current member of the Compensation Committee served the entirety of fiscal 2024. The Compensation Committee met nine times during fiscal 2024. Each member of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, an outside director, as defined pursuant to Section 162(m) (“Section 162(m)”) of the Internal Revenue Code, as amended (the “Code”) and satisfies the director and compensation committee independence requirements under the applicable Nasdaq listing standards.
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
The current members of the Nominating and Governance Committee are Ms. Rice and Messrs. Dougherty and Riedel. Mr. Riedel chairs the Nominating and Governance Committee. Each current member of the Nominating and Governance Committee served the entirety of fiscal 2024 as a member of this committee. The Nominating and Governance Committee met four times during fiscal 2024. Each member of the Nominating and Governance Committee satisfies the independence requirements under the applicable Nasdaq listing standards.
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
Compensation Committee Interlocks and Insider Participation
During fiscal 2024, Ms. Holt and Messrs. Dougherty and Milbury served on the Compensation Committee. None of these individuals was an executive officer or employee of Infinera at any time during fiscal 2024, or at any other time. No member of the Compensation Committee had any relationship with Infinera during fiscal 2024 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has ever served as a member of the board or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Board or Compensation Committee.
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
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of the Company and its subsidiaries, including officers, directors, employees, consultants, contractors and advisors. Additionally, the Company will not engage in transactions in its own securities, except in compliance with applicable securities laws. We believe that this insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Director Compensation
Our compensation program for our non-employee directors is designed to attract and retain highly qualified, independent directors to represent stockholders on the Board and to act in our stockholders' best interests. Non-employee directors receive a mix of cash compensation and equity awards under this program. Directors who are also employees of Infinera do not participate in our director compensation program, nor do they receive any additional compensation for their service as directors. Dr. Welch, whose employment with the company terminated on June 29, 2024, remained eligible to continue vesting in his time-based awards granted to him prior to the termination of his employment based on his continued service (which includes service as a non-employee director), in lieu of any other compensation as a director in fiscal 2024. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and recommending any changes to our director compensation program, with compensation changes approved or ratified by the full Board.
From time to time, the Compensation Committee engages Compensia, Inc. (“Compensia”), an independent compensation consultant, to help the Compensation Committee review our director compensation program by providing relevant market data regarding director compensation derived from the same peer group used at the time for evaluating our executive compensation. The Compensation Committee last reviewed such data in late 2022. No changes were made to our director compensation program for fiscal 2024.
Director Fees
The following table sets forth our cash compensation program for our non-employee directors in effect for fiscal 2024.

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

Director Equity Awards
The following table sets forth our equity compensation program for our non-employee directors in effect for fiscal 2024.

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

Prorated Annual RSU Award For New Directors

Fiscal 2024 Director Compensation
The following table sets forth all of the compensation awarded to or earned by the non-employee members of the Board in fiscal 2024. In addition, the table sets forth compensation awarded to or earned by Dr. Welch in fiscal 2024 for his services as an employee of Infinera through June 29, 2024. Dr. Welch did not receive compensation for his services as a director in fiscal 2024 other than continued vesting of his time-based stock awards, in accordance with their terms, which awards were originally granted in connection with Dr. Welch's employment. Compensation information for Dr. Welch is not disclosed in “Our Pay—Fiscal 2024 Compensation” below because he was not a Named Executive Officer for fiscal 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		All Other Compensation ($)		Total ($)
Christine B. Bucklin	62,500	199,999	(3)	—		262,499
Gregory P. Dougherty	66,000	199,999	(3)	—		265,999
Sharon E. Holt	70,000	199,999	(3)	—		269,999
Roop K. Lakkaraju	80,000	199,999	(3)	—		279,999
Paul J. Milbury	72,500	199,999	(3)	—		272,499
Amy H. Rice(4)	—	—		—		—
George A. Riedel	131,000	199,999	(3)	—		330,999
David F. Welch, Ph.D.	—	231,250	(5)	121,836	(6)	353,086
_________________
(1)For a description of the annual non-employee director retainer fees and retainer fees for committee chair positions and for service as Chair of the Board, see the disclosure above under “Director Fees.”
(2)The amounts reported in this column represent the aggregate grant date fair value of the RSU awards granted in fiscal 2024 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation” (“ASC 718”). See Notes 2 and 14 of the notes to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards.
(3)Reflects for each director the value of the Annual RSU Award awarded in connection with the 2024 Annual Meeting of Stockholders, which value was determined by multiplying for each director 36,697 shares of Infinera common stock by Infinera’s closing stock price of $5.45 per share on June 12, 2024, the date of grant.
(4)Ms. Rice has waived any participation in the compensation benefits available to the Company’s non-employee directors, except for customary reimbursement of expenses.
(5)Reflects the value of Dr. Welch’s equity awards granted as compensation in 2024 for his services as an employee of Infinera. After the termination of his employment on June 29, 2024, Dr. Welch's equity awards continue to vest in connection with his service as a director of the Company. Dr. Welch did not receive additional equity awards pursuant to our non-executive director compensation program.
(6)Reflects Dr. Welch’s 2024 employee salary in the amount of $100,000, plus (i) the total value of Company paid life insurance premiums and 401(k) match in the amount of $3,959, and (ii) the payout of accrued paid time off at the time of his termination of employment in the amount of $17,877.
In 2024, Dr. Welch was our Chief Innovation Officer through June 29, 2024 and an employee member of the Board. After his termination of employment, he continued as a non-employee member of the Board but did not receive compensation for his services as a director other than continued vesting of his equity awards. Dr. Welch’s base salary for fiscal 2024 was $200,000. Dr. Welch was not eligible for an incentive target bonus opportunity during fiscal 2024. On March 10, 2024, Dr. Welch was granted an RSU award covering 50,000 shares, which is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2025, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to his continued service to Infinera through each applicable vesting date. This RSU award had an aggregate grant date fair market value of $231,250, computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards.
Additional Information with Respect to Director Equity Awards
The following table sets forth the number of shares subject to outstanding stock awards for each of our non-employee directors as of December 28,2024.

Name	Number of Shares Subject to Outstanding Stock Awards at Fiscal Year-End (#)(1)
Christine B. Bucklin	36,697
Gregory P. Dougherty	36,697
Sharon E. Holt	36,697
Roop K. Lakkaraju	43,175
Paul J. Milbury	36,697
Amy H. Rice(2)	—
George A. Riedel	36,697
David F. Welch, Ph.D.(3)	108,334
_________________
(1)Unvested time-based RSU awards, except as noted below with respect to Dr. Welch.
(2)Ms. Rice has waived any participation in the compensation benefits available to the Company’s non-employee directors, except for customary reimbursement of expenses.
(3)Unvested time-based RSUs originally granted to Dr. Welch during his employment with the Company, and which remain eligible to continue vesting in connection with his service as a director of the Company.

Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information related to the fiscal 2024 compensation program and related decisions for our NEOs identified below.
Our Named Executive Officers
For fiscal 2024, our NEOs were the following:
•David W. Heard, our CEO;
•Nancy L. Erba, our CFO;
•Regan J. MacPherson, our Chief Legal Officer (“CLO”) and Corporate Secretary effective May 18, 2024;
•David L. Teichmann, our CLO and Corporate Secretary until May 18, 2024 ("Former CLO"), who at that time transitioned to be an advisor to the CEO; and
•Nicholas R. Walden, our Senior Vice President, Worldwide Sales ("SVP, Worldwide Sales").
Fiscal 2024 Executive Compensation Program Overview
At the beginning of fiscal 2024, when a majority of executive compensation decisions were made, the Compensation Committee considered the performance of our company as we exited fiscal 2023 and the goals of achieving profitable revenue growth and non-GAAP Operating Income growth despite a challenging macroeconomic environment. The decisions made reflected our continuing commitment to a strong pay-for-performance profile and supported accountability of our leadership team for our financial performance.
As indicated below, a significant portion of our executive compensation program is designed to align the compensation outcomes for our participating NEOs with performance against measurable objectives.
Executive Compensation Program Structure

Compensation Element (CEO/Average NEO Allocation of Elements in Target Total Direct Compensation)	Structure and Attributes

•Competitively set based on experience, performance and contributions, among other factors.
Base Salary (13% CEO/30% NEOs)

•Annual target bonuses are payable in cash
•2024 Corporate Bonus Plan funding level determined by non-GAAP Operating Income to emphasize achievement of profitable growth
•SVP, Worldwide Sales participates in the 2024 Corporate Bonus Plan but also a separate incentive plan tied to achievement of financial targets for bookings and product standard margin on bookings dollars to emphasize bookings growth and profitable growth for the Company.

Target Annual Incentive (16% CEO/25% NEOs)

•Based on a relative total shareholder return ("TSR") metric measured and ranked against the TSRs for the companies listed in the Russell 3000 Index (RUA)
•Vesting occurs when performance objective has been certified as having been achieved by the Compensation Committee for full fiscal year during performance period and time-based vesting requirement is met
•CEO received performance-based shares valued at 41% of target total direct compensation (58% of target long-term incentive ("LTI") value); other NEOs received performance-based shares valued at 19% of target total direct compensation (50% of target LTI value)

Long-Term Performance- Based Stock Awards (41% CEO/19% NEOs)

•Designed for long-term retention and to promote strong long-term stockholder alignment
•RSUs vest over three years, with one-third vesting after one year and then quarterly for the remaining two years (except for any new hire RSUs which vest over four years)
•CEO received RSUs valued at 30% and other NEOs received RSUs valued at 25% of target total direct compensation

Long-Term Time-Based RSU Awards (30% CEO/25% NEOs)

Pay-for-Performance Outcome in Fiscal 2024
During fiscal 2024, we continued to make progress toward achievement of our longer-term strategic goals despite a challenging macroeconomic environment. Under our fiscal 2024 executive compensation program, and consistent with our compensation policy promoting strong pay and performance alignment:
•The 2024 Corporate Bonus Plan incentives were not achieved based on non-GAAP Operating Income in fiscal 2024 and as a result, no short-term cash bonuses were paid thereunder to our NEOs for fiscal 2024;
•The payout percentage on the performance shares granted in 2024 with respect to the fiscal 2024 performance period was 196% based on the extent of achievement of the applicable relative TSR goal;
•None of the performance shares granted in fiscal 2023 became eligible to vest based on performance during fiscal 2024; following fiscal 2024, these performance shares remained outstanding and eligible to be earned based on the level of achievement of the Company's longer-term strategic goals during the applicable performance period;
•None of the performance shares under the first or second tranches of performance shares granted in fiscal 2022 became eligible to vest based on performance during fiscal 2024 and none remain outstanding; and
•Realized compensation value for our CEO in fiscal 2024 was 55.1% of his target compensation (as further discussed below).
Pay-for-Performance with Respect to Fiscal 2024 CEO Compensation
We emphasize performance-based compensation for all of our NEOs, including in particular our CEO. The chart below displays the target total direct compensation (i.e., base salary, target cash incentive opportunity, and equity awards at target) of our CEO versus our CEO’s actual realized compensation during the most recent three fiscal years, as well as our stock price during that time period. Mr. Heard served as our CEO during fiscal 2022, 2023 and 2024. The target value of equity awards reflects the modeling value of such award based on a $5.00 per share reference price, which was used during the compensation modeling process and which differs from the value reported in the Summary Compensation Table provided further below. Actual realized compensation includes the base salary and any cash annual incentive earned during the year plus the sum of any RSUs and performance shares ("PSAs") that vested during the year, valued using the share price on the vesting date, which differs from the values shown in the Pay Versus Performance table provided further below given the specific requirements with respect to “compensation actually paid” under such table.
As described above, our CEO target total direct compensation emphasizes compensation that aligns with investor interests, including an "at risk" annual incentive opportunity and long-term vesting equity awards. When the Company’s performance is strong, our compensation programs are designed to reward executives with realized compensation that exceeds target through a combination of strong stockholder returns and performance that exceeds the targets approved for our short- and long-term incentive plans. Realized compensation for fiscal 2024 for our CEO was 55.1% of target. This reflected in part the depreciation in the value of equity awards granted in prior years but that vested during fiscal 2024, as the closing share price of our common stock decreased from $6.74 on December 30, 2022 (the start of the 3-year period detailed in the chart above) to a closing price of $6.57 on December 27, 2024 (which was the last trading day of our fiscal 2024). As a result of our emphasis on pay-for-performance, the realized compensation of our CEO fell significantly below his target total direct compensation in fiscal 2022, fiscal 2023 and fiscal 2024. In furtherance of our pay-for-performance goals, 55% of Mr. Heard’s targeted equity awards in fiscal 2024 were also granted in the form of performance share awards.
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

Annual Compensation Risk Assessment

The Compensation Committee utilizes input from Compensia, an independent compensation consultant that is retained directly by the Compensation Committee and performed no services for Infinera during fiscal 2024 other than services provided to the Compensation Committee.

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
Advisory Vote on Fiscal 2024 Named Executive Officer Compensation—“Say-on-Pay” Vote
In 2024, stockholders were provided with the opportunity to cast an advisory (non-binding) vote on the compensation of our NEOs (a “say-on-pay” proposal) for fiscal 2023. Our stockholders overwhelmingly approved this say-on-pay proposal, with more than 97% of votes cast voting in favor of our executive compensation program. Noting the results of this vote, the Compensation Committee considered this stockholder approval when making compensation decisions for fiscal 2024 as well as fiscal 2025.
In light of the 2024 say-on-pay vote, the Compensation Committee maintained a consistent general approach to our executive officer compensation program for fiscal 2025. This included a continued emphasis on pay-for-performance through the use of performance shares that reward executive officers only if they deliver value for our stockholders.
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
Role of Compensation Consultant. During fiscal 2024, the Compensation Committee engaged the services of Compensia, a national compensation consulting firm, as its independent compensation consultant to provide advice on matters relating to the compensation of our executives and non-employee directors. Compensia attended several of the Compensation Committee’s meetings during fiscal 2024 and provided the Compensation Committee with an analysis of industry-sector competitive market data regarding NEO compensation, information on compensation trends, peer group and general market data, as well as assistance with the parameters used to determine the peer group, base salary, incentive plan design, equity compensation and the structure of our executive compensation program. During fiscal 2024, Compensia also provided general observations about our compensation programs and reviewed and provided input on this Compensation Discussion and Analysis section.
Compensia reports directly to the Compensation Committee. During fiscal 2024, Compensia interacted with management at the direction of the Compensation Committee but did not provide any other services for Infinera or its management team. Compensia’s fees in fiscal year 2024 were paid by Infinera. The Compensation Committee annually reviews the independence of its compensation consultant and during fiscal 2024 determined that there were no conflicts of interest in connection with Compensia’s work.
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

Pay Element	Type	Form/Purpose

Base Salary	Fixed	We pay base salaries to attract, retain and motivate our executive officers for their day-to-day contributions.

Annual Incentive Compensation	Variable	We provide annual incentive cash compensation to link payments to the achievement of our annual financial and/or operational objectives.

Long-Term Incentive Compensation	Variable
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
Allocation of Compensation Across Pay Elements
In determining how to allocate an NEO’s target total direct compensation opportunity among these various elements, the Compensation Committee considers market-competitive practices for companies of a similar size and with a comparable business focus. Individual retention considerations are also factored in the Compensation Committee’s final determination of target total direct compensation. Equity awards, which for fiscal 2024 consisted of awards of time-based RSUs and performance shares, represented the largest component of our NEOs’ target total direct compensation opportunity. This approach was designed to encourage sustained, long-term performance and to ensure closer alignment of the interests of our NEOs with those of our stockholders. Consistent with our “pay-for-performance” philosophy, a significant portion of our NEOs’ fiscal 2024 target total direct compensation opportunity was completely “at risk,” including 57% of Mr. Heard’s target total direct compensation opportunity. We define “at risk” compensation as opportunities for which vesting eligibility or payout is contingent upon achievement of specified performance conditions. In fiscal 2024, this included annual target incentive compensation under the 2024 Corporate Bonus Plan and performance share awards, where the value of performance shares is included in the charts below based on the grant date target value of shares awarded.

The following charts show the target total direct compensation mix for fiscal 2024 for Mr. Heard and our other NEOs, with the value of equity awards determined using grant date fair value.
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
In September 2023, the Compensation Committee reviewed the peer group used for executive compensation decision-making for purposes of fiscal 2024 compensation planning. The target selection criteria for the peer group identified in September 2023 and used for fiscal 2024 compensation planning were:
•Industry: companies in the communications equipment sector and Infinera’s direct competitors, as well as other companies in broader technology sectors, with a focus on companies that overlap with key elements of Infinera’s business;
•Annual Revenue: $813 million to $3.3 billion;
•Market Capitalization: $263 million to $4.2 billion; and
•Headquarters and Location: Companies that have headquarters in the U.S., with a preference for Bay Area-headquartered companies.
Our peer group for fiscal 2024 compensation planning consisted of the following companies:

ADTRAN Holdings, Inc. [ADTN]	NETGEAR, Inc. [NTGR]
Calix, Inc. [CALX]	NetScout Systems, Inc. [NTCT]
Ciena Corporation [CIEN]	OSI Systems, Inc. [OSIS]
Cirrus Logic, Inc. [CRUS]	Ribbon Communications Inc. [RBBN]
Diodes Incorporated [DIOD]	Semtech Corporation [SMTC]
Extreme Networks, Inc. [EXTR]	Penguin Solutions, Inc. [PENG]
Harmonic Inc. [HLIT]	Synaptics Incorporated [SYNA]
Lumentum Holdings Inc. [LITE]	ViaSat, Inc. [VSAT]
MaxLinear, Inc. [MXL]	Viavi Solutions Inc. [VIAV]

Due to the limited data available from the peer group with respect to the roles of certain of our NEOs, the Compensation Committee also reviewed market data prepared by Compensia that was derived from the Radford Global Technology survey to supplement the available peer group data in determining the compensation of Mr. Teichmann, our Former CLO, Mr. Walden, our SVP, Worldwide Sales, and Ms. MacPherson, our CLO. The Compensation Committee reviewed data from the Radford Global Technology survey in the aggregate and did not review data of any specific companies comprising such survey. In this discussion, where we refer to “market” levels of pay and the “market data,” we are referring to the combined compensation peer group and survey data described above that were then in effect and applicable to our NEOs.
Use of Market Data
For its fiscal 2024 compensation decisions, the Compensation Committee continued to maintain a holistic and flexible approach in its use of market data. The Compensation Committee’s goal is generally to set all elements of compensation to be competitive, using a balanced approach that does not use rigid percentiles to target pay levels for each compensation element, but instead makes its compensation decisions based on a variety of relevant factors, including those listed below. While the Compensation Committee continues to review and reference market data, the data generally is used to inform the Compensation Committee of market practices to ensure that our executive compensation program remains generally competitive with our peers. In addition to the market data, several other factors are taken into account in setting the amount of each NEO’s target total direct compensation opportunity. These factors include:

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
Fiscal 2024 Compensation
Base Salaries
For fiscal 2024, the Compensation Committee determined not to make changes to our NEOs salaries for 2024 based on industry economic headwinds impacting affordability along with an emphasis on cash conservation. The Compensation Committee instead leveraged variable compensation rather than increasing base salaries. Ms. MacPherson's salary for fiscal 2024 was set based on the terms of her offer letter entered into between Ms. MacPherson and the Company during 2024.
The following table shows the annual base salary for each of our NEOs for fiscal 2023 and fiscal 2024.

Name	Fiscal 2023 Annual Base Salary ($)(1)	Fiscal 2024 Annual Base Salary ($)
David W. Heard	758,000	758,000
Nancy L. Erba	500,000	500,000
Regan J. MacPherson(2)	—	415,000
David L. Teichmann	445,000	445,000
Nicholas R. Walden (3)	430,000	430,000
_________________
(1)2023 annual base salary increases became effective as of July 1, 2023.
(2)Ms. MacPherson was not an NEO in 2023.
(3)Mr. Walden lives in the United Kingdom ("UK") and receives his salary in Pound Sterling (“GBP”). Please see footnote 6 to the Summary Compensation Table set forth on page 167 below for the total USD value of Mr. Walden's salary actually paid to him in fiscal 2024.
Annual Incentive Compensation
Target Bonus Opportunities. In March 2024, the Compensation Committee reviewed the target bonus opportunities (which are expressed as a percentage of base salary) for fiscal 2024 for each of our NEOs, and determined that the target bonus opportunity for our CEO, CLO, Former CLO, and SVP, Worldwide Sales would remain the same in fiscal 2024 as in fiscal 2023, and for the CLO, would be at the level provided in her initial employment letter upon joining the Company in March 2024. In considering the target bonus opportunities for our NEOs, the Compensation Committee considered the competitive market data provided by Compensia and its desire to provide appropriate competitive compensation to our NEOs given their critical leadership roles.

The following table shows the annual target bonus opportunities for each of our NEOs for fiscal 2023 and fiscal 2024. In addition, the Compensation Committee approved a variable cash compensation program for Mr. Walden for fiscal 2024.

	Target Bonus Opportunity as a Percentage of Base Salary
Name	Fiscal 2023 Target Bonus	Fiscal 2024 Target Bonus
David W. Heard	125%	125%
Nancy L. Erba	90%	90%
Regan J. MacPherson(1)	—%	75%
David L. Teichmann	75%	75%
Nicholas R. Walden(2)	100%	100%
_________________
(1)Ms. MacPherson joined the Company on March 5, 2024. Pursuant to the terms of our 2024 Corporate Bonus Plan and as set forth is Ms. MacPherson's offer letter, any payout to Ms. MacPherson pursuant to the 2024 Corporate Bonus Plan would be prorated for the portion of fiscal 2024 in which she was employed by the Company.
(2)For fiscal 2024, Mr. Walden’s total target bonus of 100% of base salary was split with 50% of his target value tied to the 2024 Corporate Bonus Plan and 50% of his target value tied to achievement under the Walden 2024 Variable Compensation Program. Please see below for information regarding the Walden 2024 Variable Compensation Program
2024 Bonus Plan Design. In March 2024, the Compensation Committee approved a 2024 corporate bonus plan (the “2024 Corporate Bonus Plan”) that was applicable to our NEOs. The Company’s non-GAAP Operating Income achievement in fiscal 2024 was used to determine the plan’s funding level. The Compensation Committee determined that this financial performance objective supported the Company’s objectives for profitable growth. If the Company achieved the target level of non-GAAP Operating Income of $128.5 million for fiscal 2024, the 2024 Corporate Bonus Plan would be funded at 100%. If the Company achieved the threshold level of non-GAAP Operating Income of $102.8 million for fiscal 2024, the 2024 Corporate Bonus Plan would be funded at 80%. There was no guaranteed minimum funding under the plan if the threshold is not met. If the Company achieved above the target level of non-GAAP Operating Income of $128.5 million for fiscal 2024, then 50% of each additional dollar of non-GAAP Operating Income would be added to the bonus funding level up to a cap of 200%. The Compensation Committee retains authority to increase, reduce or eliminate any bonus award, and to increase, reduce or eliminate any amount allocated to the bonus pool. The Compensation Committee reserves such discretion in order to take into consideration any other relevant factors in determining bonus payouts, such as overall Company performance, functional performance, individual performance, financial considerations, or any other internal or external factors that it deems appropriate. Based on such other factors, bonus payouts may be adjusted up or down to pay out at a higher or lower level than otherwise would become payable based solely on achievement of non-GAAP Operating Income.
For fiscal 2024, each of our NEOs participated in the 2024 Corporate Bonus Plan. Mr. Walden’s participation in the 2024 Corporate Bonus Plan was limited to 50% of his total target bonus opportunity. With respect to the remaining 50% of his total target bonus opportunity, Mr. Walden participated in a separate variable compensation program, as discussed below under the “Walden 2024 Variable Compensation Program.”
2024 Bonus Plan Results. The Compensation Committee considered the Company’s actual achievement level of non-GAAP Operating Income of $4.1 million. Since this did not meet the threshold of $102.8 million of non-GAAP Operating Income, there was no payout thereunder to our NEOs. For a reconciliation of GAAP to non-GAAP Operating Income for fiscal 2024 referenced above or elsewhere in this Annual Report on Form 10-K, please see Appendix A.

Walden 2024 Variable Compensation Program. In March 2024, the Compensation Committee approved a fiscal 2024 variable compensation program for Mr. Walden (the “2024 Walden Variable Plan”). Under the 2024 Walden Variable Plan, 50% of Mr. Walden’s total target bonus opportunity for fiscal 2024 is tied to achievement of financial targets for bookings and product standard margin on bookings dollars (the “Walden Financial Goals”). With respect to the Walden Financial Goals under the 2024 Walden Variable Plan, the achievement of the bookings objective is weighted at 50% and the achievement of the product standard margin on bookings dollars objective is weighted at 50%. The Compensation Committee believed that these objectives, as well as Mr. Walden’s participation in the 2024 Walden Variable Plan in addition to his participation in the 2024 Corporate Bonus Plan, would be appropriate given Mr. Walden’s critical role leading the Company’s efforts in driving revenue, and for focusing efforts on our profitable revenue growth by emphasizing bookings, which are closely correlated with revenue balancing, and product standard margin on bookings dollars, which is an important measure of the Company’s business success.

	Bookings Minimum Threshold	Bookings Target	Bookings Maximum	Product Standard Margin on Bookings Dollars Minimum Threshold	Product Standard Margin on Bookings Dollars Target	Product Standard Margin on Bookings Dollars Maximum
Amount	$1.25 billion	$1.65 billion	$1.8 billion	$516.3 million	$681.5 million	$743.4 million
Funding % of Target	30.0%	100%	140%	30%	100%	140%
Actual Results		$1.54 billion			$609 million
Achievement between the minimum threshold and the target level would be determined based on linear interpolation. The maximum payout potential with respect to each of the bookings and product standard margin on bookings dollars objectives was set at 140%, with achievement between the target level and the maximum payout potential determined based on linear interpolation.
The actual achievement level of bookings for fiscal 2024 was approximately $1.54 billion or 81.37%, which resulted in an associated bonus payout to Mr. Walden of US$86,132 (£68,021). Product standard margin on bookings dollars was achieved at approximately $609 million or 69.29%, which resulted in a bonus payout to Mr. Walden of US$73,338 (£57,917). These payout amounts were determined by applying linear interpolation between the target and actual amount of bookings and product standard margin on bookings dollars achieved, respectively.
Long-Term Incentive Compensation
Our long-term incentive compensation opportunities are delivered in the form of equity awards. Under the Company's 2016 Equity Incentive Plan (the "2016 Plan"), the Compensation Committee grants equity awards to eligible employees, including our NEOs. All equity awards to our NEOs for fiscal 2024 were made pursuant to the 2016 Plan. The Compensation Committee actively monitors our annual aggregate equity utilization as measured by our burn rate.
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

Target Award Size. In determining the size of these annual equity awards, the Compensation Committee considered the factors described above in the sections entitled “Use of Market Data” and “Relevant Qualitative Factors,” with particular attention to market data, internal equity considerations, the potential dilutive impact of the equity awards, and the amount and value of unvested equity awards held by each of our NEOs. For our CEO, the Compensation Committee also considered his tenure and performance in the role in determining the size of his annual equity awards. The Compensation Committee believed a combination of time-based and performance-based equity awards promotes close alignment of the interests of our NEOs with those of our stockholders.
For fiscal 2024, the Compensation Committee first determined the target value of long-term incentive compensation for each executive. The number of RSUs and performance shares granted to each executive was then determined based on an assumed stock price of $5.00 per share and assuming a 55% allocation of target value into performance shares for Mr. Heard, our CEO, and a 50% allocation of target value into performance shares for our other NEOs other than Mr. Teichmann, who was only awarded RSUs for fiscal 2024 given the planned transition in the CLO role to Ms. MacPherson, but has remained an employee of the Company following such transition and thus continues to vest in RSU awards and performance share awards granted in prior fiscal years. Due to Mr. Heard’s significant responsibilities in leading the Company and executing on our business strategy, the Compensation Committee believed it appropriate for the mix of Mr. Heard’s equity awards to be more heavily weighted toward performance shares as compared to the other NEOs. The Compensation Committee determined to utilize a $5.00 per share reference price in order to facilitate the equity planning process, which was set after considering recent stock price history and volatility at a price per share that was projected to be relative to the stock price per share at the date of grant. The actual grant date value for these equity awards was above $5.00 per share, and as a result, the target value approved by the Compensation Committee differs from the value of equity reported in the Summary Compensation Table set forth on page 167 below.

Fiscal 2024 Equity Awards. The following table sets forth the fair market value of each award granted to our NEOs in March and June 2024 on the basis of the $5.00 per share reference price used by the Compensation Committee and the actual grant date per share value.

	Grant Date	Performance Shares Granted (#)	Value of Performance Shares Based on $5.00 Per Share Reference Price ($)	Grant Date Fair Value of Performance Shares ($)(1)	RSUs Granted (#)(2)	Value of RSUs Based on $5.00 Per Share Reference Price ($)	Grant Date Fair Value of RSUs ($)(1)
David W. Heard	6/18/2024	467,500	2,337,500	2,412,300	—	—	—
	3/10/2024	—	—	—	382,500	1,912,500	1,769,063
Nancy L. Erba	3/10/2024	105,000	525,000	485,625	105,000	525,000	485,625
Regan J. MacPherson	3/10/2024	115,000	575,000	531,875	115,000	575,000	531,875
David L. Teichmann	3/10/2024	—	—	—	50,000	250,000	231,250
Nicholas R. Walden	3/10/2024	72,500	362,500	335,313	72,500	362,500	335,313
_________________
(1)The fair market value of our common stock (based on the closing sale price) was $4.625 per share for awards granted on March 10, 2024 and $5.16 per share for awards granted on June 18, 2024.
(2)Except for the RSU award to Ms. MacPherson, the RSU awards vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2025, and one-twelfth of the underlying shares vesting quarterly thereafter, in each case subject to the NEO’s continued service to the Company through the applicable vesting date. Ms. MacPherson's RSU award represents a new hire award and as such, vests in four equal annual installments, with one-fourth of the shares vesting on April 5 of 2025, 2026, 2027 and 2028.
Performance Share Awards
Determining the Performance Goal. Performance share awards granted to our NEOs in fiscal 2024 were eligible to be earned based on our total stockholder return (“TSR”) relative to the companies listed in the Russell 3000 Index (RUA) (the "Index"). In determining the performance criteria for our fiscal 2024 performance share awards (also referred to as "PSAs" or "PSUs") for our NEOs, the Compensation Committee sought to incorporate a measure that would reflect sustained long-term shareholder value creation, extending from the successful execution of our business strategy and product roadmap. The Compensation Committee also considered that performance share awards for fiscal 2024 should be designed to work in concert with grants made in previous years that will have overlapping performance cycles. Fiscal 2022 awards were structured to encourage executives to focus on profitability, to accelerate the Company’s external pluggables sales and to accelerate cost savings from using the Company’s pluggables in our products for periods running through our fiscal 2024. Fiscal 2023 awards were structured to encourage executives to focus on gross margin improvement for the period from fiscal 2023 through fiscal 2025.
Performance Criteria. Accordingly, the Compensation Committee decided the fiscal 2024 performance share awards would be subject to a performance goal relating to our TSR relative to the TSR of companies in the Russell 3000 index (the “2024 PSA”). Each 2024 PSA award has three performance periods, consisting of one-, two- and three- year periods beginning with the last trading day in our fiscal 2023 and ending with our fiscal 2024, 2025 and 2026, respectively (the “2024 PSA Performance Periods”), and with one-third of the target number of shares under the 2024 PSAs allocated to each such 2024 PSA Performance Period.
For each 2024 PSA Performance Period, the Company’s TSR will be measured and ranked against the TSRs for the companies listed in the Russell 3000 Index (RUA) (the "Index") based on the average closing price of a share for the thirty (30) consecutive trading day periods ending with the first and last day of the performance period, and treating dividends and other distributions as reinvested at the closing market price on the applicable ex-dividend date. If the percentile rank of the Company’s TSR relative to the members of the Index for a given 2024 PSA Performance Period is certified by the Compensation Committee to be at the 25th percentile (the “Minimum Threshold”), then 50% of the target number of shares allocated to that performance period will become eligible for vesting. If such percentile rank certified by the Compensation Committee is at the 55th percentile (the “Target Threshold”), then 100% of the target number of shares allocated to that performance period will become eligible for vesting. If such percentile rank certified by the Compensation Committee is at the 80th percentile or greater (the “Maximum Threshold”), then 200% of the target number of 2024 PSAs allocated to that performance period will become eligible for vesting. However, if the Company’s TSR for a performance period is negative, the maximum number of shares under the 2024 PSAs that can become eligible for vesting for that period is 100% of the target number of shares allocated to that performance period.

Company TSR percentile in Russell 3000 Index for Performance Period	Percentage of PSAs Allocated to Performance Period that Become Eligible for Vesting (1)
Less than 25th percentile	0%
25th percentile (Minimum Threshold) (2)	50%
55th percentile (Target Threshold)	100%
80th percentile or greater (Maximum Threshold)	200% (3)
_________________
(1)If the Company’s TSR percentile for the performance period falls between the Minimum Threshold and Target Threshold or the Target Threshold and Maximum Threshold, then the percentage of shares allocated to the performance period that become eligible for vesting will be linearly interpolated between the corresponding percentages in the table.
(2)If the Minimum Threshold is not attained, then no 2024 PSAs allocated to that performance period will become eligible for vesting.
(3)If the Company’s TSR for the performance period is negative, no more than 100% of shares allocated to that performance period will become eligible for vesting.
The number of 2024 PSAs that become eligible for vesting may not exceed 200% of the target number of shares. Shares that become eligible for vesting will vest upon the later of March 10, 2027 and the certification date, subject to the NEO remaining a service provider through the applicable vesting date.
We estimated at the time of grant of the 2024 PSAs that the achievement of the 2024 PSA Goals would be challenging but possible based on effective execution of and focus on our long-term business model during the 2024 PSA Performance Periods.
In establishing the performance goals for our NEOs under the 2024 PSA, the Compensation Committee reflected that the prior awards included goals targeted at specific financial objectives that ultimately tie to stockholder value, and that the 2024 awards should focus more closely on shareholder value. The Compensation Committee believes the overlapping, multiyear performance period design provides our NEOs with significant incentives to achieve our TSR objectives that are important for our long-term success.
In the event a change of control occurs during a 2024 PSA Performance Period, the performance period will be shortened to end as of a date, as determined by the Compensation Committee, that is within 10 days prior to the estimated change of control date, and the Compensation Committee will complete a certification for the Company’s TSR relative to the TSRs of the Index members for that shortened performance period, measuring the Company’s TSR using an end-of-period value based on the value of per-share consideration payable in the change of control. Any 2024 PSAs allocated to that performance period that become eligible for vesting as a result of that certification will become so eligible immediately prior to the change of control, subject to any time-based vesting requirements through the applicable vesting date.
Achievement and Vesting. Following the end of fiscal year 2024, the Compensation Committee certified achievement for the 2024 PSA Performance Period covering our completed fiscal year 2024 and determined that the Company’s TSR for this period was positive and in the 79th percentile with respect to the TSRs of the members of the Index. As a result, 196% of the shares allocated to that performance period became eligible to vest based on performance achievement, subject to the time-based vesting requirements under the 2024 PSAs.
Outstanding Performance Share Awards Granted in Prior Fiscal Years. The following table provides information regarding outstanding performance share awards granted prior to fiscal 2024 that were eligible to be earned in fiscal 2024 by our NEOs based on the achievement of performance with respect to the objectives underlying such performance share awards.

Name	Fiscal Year of Grant		Total Number of Performance Shares Remaining at Target (#)	Target Number of Shares that Could Vest for Fiscal 2024 Performance Period (#)	Maximum Number of Shares that Could Vest for Fiscal 2024 Performance Period (#)	Actual Number of Shares Vested for Fiscal 2024 Performance Period (#)
David W. Heard	2022	(1)	346,666	346,666	346,666	—	(2)
	2023	(3)	412,500	412,500	412,500	—	(4)
Nancy L. Erba	2022	(1)	92,500	92,500	92,500	—	(2)
	2023	(3)	117,500	117,500	117,500	—	(4)
David L. Teichmann	2022	(1)	55,000	55,000	55,000	—	(2)
	2023	(3)	57,500	57,500	57,500	—	(4)
Nicholas R. Walden	2022	(1)	64,000	64,000	64,000	—	(2)
	2023	(3)	65,000	65,000	65,000	—	(4)
_________________
(1)In fiscal 2022, the Compensation Committee granted to each of the NEOs in the table above a performance share award (the “2022 PSA”) that would be subject to two performance goals, each covering one-half of the fiscal 2022 PSA (each such half, a tranche). The first tranche was subject to the requirement that a GAAP net income goal be achieved at a specified level for a full fiscal year during a performance period covering fiscal 2023 through fiscal 2024. Upon achievement of the performance during the performance period, 100% of the shares subject to the first tranche would become eligible to vest. If the GAAP net income goal was not achieved at such specified level during the performance period, then none of the shares subject to the first tranche would become eligible to vest. The second tranche of the 2022 PSAs was subject to a requirement to achieve a specified level of gross profit dollars determined in accordance with GAAP generated by revenue from external sales of our pluggables and by cost savings resulting from use of our pluggables in our products during the performance period covering fiscal 2022 through fiscal 2024. If the total amount from these gross profit dollars met a threshold level during the relevant performance period, then 100% of the shares subject to that second tranche would become eligible to vest. If the gross profit dollars met or exceeded a lower specified level during the relevant performance period, then 25% of the shares subject to the second tranche will become eligible to vest. If the gross profit dollar amount did not meet this lower specified level during the relevant performance period, then none of the shares subject to the second tranche would become eligible to vest. At the time of grant, we estimated that the achievement of the goals under the 2022 PSAs would be challenging but possible based on effective execution of and focus on our long-term business model during the respective performance periods.
(2)We did not achieve the performance objectives for the 2022 PSA during fiscal 2024. As a result, as of the end of fiscal 2024, no 2022 PSAs remain eligible to be earned and vest during the applicable performance periods. Upon the Compensation Committee’s certification of fiscal 2024 performance, the 2022 PSAs were forfeited in full.
(3)In fiscal 2023, the Compensation Committee granted to each of the NEOs in the table above a performance share award (the “2023 PSA”) that would be subject to a performance goal relating to our non-GAAP gross margin. If the non-GAAP gross margin is certified by the Compensation Committee to be at a certain minimum percentage level for the last year of the 2023 PSA Performance Period, fiscal 2025, then 50% of the target number of shares will become eligible shares. If the non-GAAP gross margin is certified by the Compensation Committee to be at a higher specified target percentage level for fiscal 2025, then 100% of the target number of shares will become eligible shares. If the non-GAAP gross margin is certified by the Compensation Committee to be at a higher specified maximum percentage level for fiscal 2025, then 150% of the target number of shares will become eligible shares. If the minimum threshold is not attained, then no shares will become eligible shares. If non-GAAP gross margin for fiscal 2025 is certified by the Compensation Committee to be between the minimum threshold and the target threshold, then the percentage of shares that become eligible shares will be determined by applying linear interpolation between the minimum threshold and the target threshold. If non-GAAP gross margin for fiscal 2025 is certified by the Compensation Committee to be between the target threshold and the maximum threshold, then the percentage of shares that become eligible shares will be determined by applying linear interpolation between the target threshold and the maximum threshold. The number of shares that become eligible shares may not exceed 150% of the target number of shares. Shares that become eligible for fiscal 2025 performance will vest upon the applicable certification date, subject to the NEO remaining a service provider through the applicable vesting date. If non-GAAP gross margin is certified by the Compensation Committee to be at the target threshold level or greater for the second year of the 2023 PSA Performance Period, for fiscal 2024 (“Early Achievement”), then 150% of the target shares will become eligible shares and 2/3 of such eligible shares will vest on such certification date and the remaining 1/3 of eligible shares will vest on the last day of fiscal 2025, subject to the NEO remaining a service provider through the applicable vesting date.
(4)We did not achieve the Early Achievement objective for the 2023 PSAs. As a result, as of the end of fiscal 2024, the target number of 2023 PSAs remain eligible to be earned and vest during the applicable performance period.

Employee Benefits and Perquisites
Generally, our NEOs are only eligible to receive the same benefits as our U.S. salaried employees. Since his relocation to the UK in 2023, Mr. Walden has received our standard UK benefits package applicable generally to our other full-time employees based in the UK. Infinera and the Compensation Committee believe this approach is reasonable and consistent with the overall compensation objectives to attract and retain employees. For our NEOs based in the U.S., these benefits include medical, dental, vision and disability benefits, a Section 401(k) plan, and other plans and programs made available on a broad basis to other eligible employees. We provide a matching contribution of up to $2,500 under the Section 401(k) plan that is applicable to all eligible participants, including our NEOs other than Mr. Walden following his relocation. Mr. Walden’s benefits in the UK include similar benefits to the other NEOs except for the Section 401(k) plan. Mr. Walden is eligible for a UK Pension plan similar to other UK employees plus other plans and programs made available on a broad basis to other eligible employees based in the UK. Employee benefits and perquisites are reviewed periodically to ensure that benefit levels remain competitive but are not included in the Compensation Committee’s annual determination of the total compensation for each of our NEOs.
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
In 2023, Infinera agreed to pay up to $238,000 in relocation costs for Mr. Walden, SVP, Worldwide Sales, in connection with his move to the UK on the basis of our belief that such relocation would strengthen Infinera’s strategic focus on improving global sales coverage in key markets outside of North America. The majority of the agreed amount was paid in 2023, with a small portion paid in early 2024. Please see footnote 5 to the Summary Compensation Table set forth on page 167 below for the total amount of relocation costs actually paid by Infinera in 2024.
Additional Information Regarding Our Compensation Practices
The estimated payments and benefits that would be received by each NEO in connection with a qualifying termination of employment, as described immediately below, are presented in the section entitled “Estimated Payments and Benefits upon Termination, Change of Control or Death/Disability” below.
Change of Control Payments and Benefits
The Compensation Committee considers maintaining a stable and effective management team to be essential to protecting the best interests of Infinera and its stockholders. Accordingly, Infinera has entered into Change of Control Agreements (the “COC Agreements”) with each of our NEOs to encourage their continued attention, dedication and continuity with respect to their roles and responsibilities without the distraction that may arise from the possibility or occurrence of a change of control of Infinera. During 2024, we entered into a COC Agreement with Ms. MacPherson in connection with her hire. The current terms of these COC Agreements are included below.
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
Each COC Agreement will have an initial term of three years commencing on the effective date of such COC Agreement. On the third anniversary of the effective date, such COC Agreement will renew automatically for an additional, one-year term unless either party provides the other party with written notice of non-renewal at least one year prior to the date of automatic renewal. However, if a change of control occurs with less than 18 months remaining in the initial term or during any one-year term, the term extends automatically through the end of the Change of Control Period (or if the NEO becomes entitled to severance benefits under the COC Agreement, then the term ends once all obligations under the COC Agreement have been satisfied).
In addition, the award agreements of certain performance share awards granted to our NEOs specify additional terms that apply to such awards in the event of our change of control. These additional terms are described below on page 178 in the section titled “Estimated Payments and Benefits Upon Termination, Change Of Control Or Death/Disability.”
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
Acceleration of Equity Awards upon Death or Disability
In addition, all awards granted under our equity incentive plans permit accelerated vesting in the event of termination of service due to an employee’s death or disability (with exceptions in certain circumstances). Because we do not have any policy with respect to severance payments or benefits in the event of an employee’s death or disability other than certain disability and life insurance benefits generally available to our employees, the Compensation Committee believes that in the event of an employee’s death or disability, it would be appropriate to provide the accelerated vesting of his or her RSU awards and performance share awards at target.
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
Disclosure Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
We do not grant stock options, stock appreciation rights (“SARs”), or similar option-like awards as part of our equity compensation programs. As such, none of our NEOs were awarded options, SARs or similar option-like awards during fiscal 2024. We have no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
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
Stock Ownership Policy
The Board believes that it is important to link the interests of our NEOs to those of our stockholders. Our Stock Ownership Policy requires our Section 16 Officers (which includes each of our NEOs) and directors to accumulate and hold a minimum number of shares of Infinera common stock within three years of the later of (i) the effective date of the policy or (ii) the date of appointment of the director or appointment/promotion of the Section 16 Officer. As of December 28, 2024, each of our Section 16 Officers and directors has either satisfied these ownership guidelines or had time remaining to do so. Our stock ownership requirements for our Section 16 Officers and directors are as follows:

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

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Compensation Committee

Sharon E. Holt (Chair)
Gregory P. Dougherty
Paul J. Milbury
The information contained in the Compensation Committee's Report included in this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Infinera specifically requests that the information be treated as soliciting material or incorporates it by reference into a document filed under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act.

Executive Compensation Tables
The following tabular information and accompanying narratives and footnotes provide all of the compensation awarded to, earned by, or paid to the individuals who served as our principal executive officer, principal financial officer and our two other executive officers during fiscal 2024. As previously noted, we refer to these executive officers as our NEOs.
Fiscal 2024 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)(5)	Total ($)
David W. Heard Chief Executive Officer	2024	758,000	4,181,363	—		5,985	4,945,348
	2023	729,000	5,137,500	791,163		5,985	6,663,648
	2022	700,000	4,855,638	700,000		5,062	6,260,700
Nancy L. Erba Chief Financial Officer	2024	500,000	971,250	—		6,391	1,477,641
	2023	487,500	1,734,300	309,994		5,985	2,537,779
	2022	463,461	1,604,875	342,000		5,985	2,416,322
Regan J. MacPherson Chief Legal Officer and Corporate Secretary	2024	341,577	1,063,750	—		6,558	1,411,885
David L. Teichmann Former Chief Legal Officer and Corporate Secretary	2024	445,000	231,250	—		8,413	684,663
	2023	430,000	848,700	278,681		10,350	1,567,731
	2022	409,231	1,099,244	124,500		10,350	1,643,325
Nicholas R. Walden(6) Senior Vice President, Worldwide Sales	2024	423,396	670,625	159,469	(7)	12,280	1,265,770
	2023	426,103	959,400	156,326		183,217	1,725,045
	2022	416,154	1,154,395	250,425		4,665	1,825,639
_________________
(1)Salary data is provided from payroll records based on the fiscal year.
(2)The amounts reported in this column represent the aggregate grant date fair value of the listed equity awards, computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards.
(3)For grants made in 2024, the stock awards reported in this column were in the amounts set forth in the “Fiscal 2024 Grants of Plan- Based Awards” table below. The fair market value of our common stock (based on the closing sale price)

was $4.625 per share for awards granted on March 10, 2024 and $5.16 per share for awards granted on June 18, 2024. The grant date fair value of PSAs included in this column assumes a payout at the target performance level. For additional information, including PSA awards at target and maximum performance on a per executive basis, refer to the “Fiscal 2024 Grants of Plan-Based Awards Table,” below.
(4)Non-equity incentive plan compensation reported for the applicable year was based on performance in that year, but amounts payable are paid during the second fiscal quarter of the following year. For additional information regarding the bonuses paid to our NEOs, refer to “Fiscal 2024 Compensation—Annual Incentive Compensation” in the Compensation Discussion and Analysis above.
(5)The amounts in this column for fiscal 2024 represent the payment of life insurance premiums and 401(k) match for each NEO, and (i) for Ms. Erba, a one-time cash anniversary award in the amount of $200, plus tax gross-up thereon in the amount of $205.51, (ii) for Mr. Teichmann, a one-time cash anniversary award in the amount of $200, plus tax gross-up thereon in the amount of $110.95, and (iii) for Mr. Walden, the reimbursement of taxable relocation expenses in the amount of $2,003.
(6)Mr. Walden resides in the UK and his compensation is paid in GBP. For disclosure purposes, Mr. Walden's annual salary and other compensations amounts for fiscal 2024 have been converted into USD using the exchange rate of 1.26625 USD to 1 GBP in effect on December 27, 2024 (the last trading day of our fiscal year).
(7)Represents (i) cash bonus in the amount of $159,469 under the 2024 Walden Variable Plan. For additional information on Mr. Walden’s fiscal 2024 bonus payout, please see the section above entitled “Annual Incentive Compensation–2024 Bonus Plan Results” in the Compensation Discussion and Analysis section above.

Fiscal 2024 Grants of Plan-Based Awards Table
The following table sets forth information regarding fiscal 2024 annual cash incentive compensation and equity awards granted to our NEOs during fiscal 2024.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)(2)						Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
David W. Heard	3/10/2024	758,000		947,500	(5)	1,895,000	(6)	—	—	—	382,500	(7)	1,769,063
	6/18/2024	—		—		—		233,750	467,500	935,000	—		2,412,300
Nancy L. Erba	3/10/2024	360,000		450,000	(5)	900,000	(6)	52,500	105,000	210,000	105,000	(7)	971,250
Regan J. MacPherson	3/10/2024	249,000		311,250	(5)	622,500	(6)	57,500	115,000	230,000	115,000	(7)	1,063,750
David L. Teichmann	3/10/2024	267,000		333,750	(5)	667,500	(6)	—	—	—	50,000	(7)	231,250
Nicholas R. Walden	3/10/2024	172,000	(8)	215,000	(5)	430,000	(6)	36,250	72,500	145,000	72,500	(7)	670,625
	3/10/2024	32,250	(8)	215,000		301,001		—	—	—	—		—
_________________
(1)Amounts listed in these columns do not represent amounts actually paid or that may be paid in the future. Rather, these amounts are the target award opportunities that were established under the Company’s annual incentive compensation plan for 2024 as discussed in the section entitled “Fiscal 2024 Compensation—Annual Incentive Compensation” in the Compensation Discussion and Analysis section above. Any payments that will be made to the NEOs with respect to these award opportunities during fiscal 2025 for 2024 performance are listed in the “2024 Summary Compensation Table” above under the “Non-Equity Incentive Plan Compensation” column for 2024.
(2)Mr. Walden resides in the UK and his compensation is paid in GBP. For disclosure purposes, Mr. Walden's estimated values of future payouts under non-equity incentive plan awards have been converted into USD using the exchange rate of 1.26625 USD to 1 GBP in effect on December 27, 2024 (the last trading day our our fiscal year).
(3)Each performance share award was granted under the 2016 Plan. The performance shares vest based on the Company’s achievement of relative TSR goals which can be earned during one of three performance periods, measured form the last trading day in fiscal 2023 through each of fiscal 2024, 2025, and 2026. For additional information regarding these performance share awards granted to our NEOs in fiscal 2024, please see the section entitled “Fiscal 2024 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above.
(4)Each RSU award was granted under the 2016 Plan. For RSUs, represents the aggregate grant date fair value of each equity award computed in accordance with ASC 718. For performance shares, represents the aggregate grant date fair value of each equity award at the target payout level computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this Annual Report on Form 10-Kt for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards. The fair market value of our common stock (based on the closing sale price) was $4.625 per share for awards granted on March 10, 2024 and $5.16 per share for awards granted on June 18, 2024.
(5)Assuming target performance is achieved, our 2024 Corporate Bonus Plan is designed to pay cash bonuses at target.
(6)The maximum under our 2024 Corporate Bonus Plan is 200%, provided that the Compensation Committee retains authority to increase, reduce or eliminate any bonus award under such plan.
(7)Except for the RSU award to Ms. MacPherson, the RSU awards vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2025, and one-twelfth of the underlying shares vesting quarterly thereafter, in each case subject to the NEO’s continued service to the Company through the applicable vesting date. Ms.

MacPherson's RSU award represents a new hire award and as such, vests in four equal annual installments, with one-fourth of the shares vesting on April 5 of 2025, 2026, 2027 and 2028.
(8)Mr. Walden participated in our 2024 Corporate Bonus Plan with respect to 50% of his total target bonus and in the 2024 Walden Variable Plan with respect to 50% of his total target bonus. For additional information on Mr. Walden’s fiscal 2024 variable compensation program, please see the section entitled “Fiscal 2024 Compensation – Walden 2024 Variable Compensation Program” in the Compensation Discussion and Analysis section above.

Fiscal 2024 Outstanding Equity Awards at Fiscal Year-End Table
The following table sets forth information regarding outstanding RSU awards and performance share awards held by each of our NEOs as of December 28, 2024. The vesting conditions for each award are set forth in the footnotes below the table.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
David W. Heard	3/5/2022	19,260	(2)	126,538	—		—
	3/21/2022	—		—	346,666	(3)	2,277,596
	3/13/2023	168,749	(4)	1,108,681	412,500	(5)	2,710,125
	3/10/2024	382,500	(6)	2,513,025	—		—
	6/18/2024	—		—	467,500	(7)	3,071,475
Nancy L. Erba	3/1/2022	7,709	(2)	50,648	—		—
	3/21/2022	—		—	92,500	(3)	607,725
	3/9/2023	58,750	(4)	385,988	117,500	(5)	771,975
	3/10/2024	105,000	(6)	689,850	105,000	(7)	689,850
Regan J. MacPherson	3/10/2024	115,000	(6)	755,550	115,000	(7)	755,550
David L. Teichmann	3/1/2022	4,584	(2)	30,117	—		—
	3/21/2022	—		—	55,000	(3)	361,350
	3/9/2023	28,750	(4)	188,888	57,500	(5)	377,775
	3/10/2024	50,000	(6)	328,500	—	(7)	—
Nicholas R. Walden	3/1/2022	5,334	(2)	35,044	—		—
	3/21/2022	—			64,000	(3)	420,480
	3/9/2023	32,500	(4)	213,525	65,000	(5)	427,050
	3/10/2024	72,500	(6)	476,325	72,500	(7)	476,325
_________________
(1)The market value of unvested and unearned stock awards is based on an assumed price of $6.57 per share, which was the Nasdaq closing price per share of our common stock on December 27, 2024 (the last trading day of our 2024 fiscal year end).
(2)This RSU award is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on March 5, 2023, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to the NEO’s continued service to Infinera through each applicable vesting date.
(3)One-half of the performance shares vest on the Company’s achievement of a GAAP net income goal which can be earned during fiscal 2023 through fiscal 2024. The other half of the performance shares vest on the Company achieving a target related to gross profit dollars determined in accordance with GAAP generated by revenue from external sales of our pluggables and by cost savings resulting from use of our pluggables in our products which can be earned during fiscal 2022 through fiscal 2024. For additional information regarding these performance share awards granted to our NEOs in fiscal 2024, please see the section entitled “Fiscal 2024 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above. No performance shares subject to this award vested in fiscal 2024. Upon the Compensation Committee's certification of the Company's performance in fiscal 2024, the Compensation Committee determined that no performance shares became eligible for vesting under this award.
(4)This RSU award is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2024, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to the NEO’s continued service to Infinera through the applicable vesting date.
(5)This performance share award can be earned during fiscal 2023 through fiscal 2025. The performance shares vest on the Company’s achievement of a gross margin goal, measured on a non-GAAP basis over a full fiscal year. For additional information regarding these performance share awards granted to our NEOs in fiscal 2023, please see the section entitled “Fiscal 2024 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above. No performance shares subject to this award vested with respect to the Company’s performance in fiscal 2024. The Committee determined that the performance necessary to reach an Early Achievement opportunity for these performance shares was not achieved.
(6)For all NEOs other than Ms. MacPherson, this RSU award is scheduled to vest over a three-year period, with one-third of the underlying shares vesting on April 5, 2025, and one-twelfth of the underlying shares vesting quarterly thereafter, subject to the NEO’s continued service to Infinera through the applicable vesting date. For Ms. MacPherson, this RSU award is scheduled to vest over a four-year period, with one-fourth of the underlying shares vesting annually on each anniversary of the April 5, 2024 vesting commencement date beginning on April 5, 2025,
(7)This performance share award can be earned during fiscal 2024 through fiscal 2026. The performance shares vest on the Company’s achievement of TSR relative to the TSR of companies in the Russell 3000 Index (RUA), measured from the last trading day in fiscal 2023 through the end of each of fiscal 2024, fiscal 2025, and fiscal 2026, with one-third of the target number of performance shares allocated to each performance period, including fiscal 2024, fiscal 2024 – 2025, and fiscal 2024 – fiscal 2026. For additional information regarding these performance share awards granted to our NEOs in fiscal 2024, please see the section entitled “Fiscal 2024 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above. No performance shares subject to this award vested in fiscal 2024. Upon the Committee's certification of the Company’s performance in fiscal 2024, the Committee determined that 196% of the shares allocated to the performance period covering our fiscal 2024 became eligible to vest, subject to additional requirements relating to the NEO's continued service to Infinera through the applicable vesting date.
Fiscal 2024 Stock Vested Table
The following table sets forth the number of shares acquired and the value realized upon the vesting of RSU awards and performance share awards during fiscal 2024 by each of our NEOs.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David W. Heard	454,021	2,522,429
Nancy L. Erba	141,343	796,829
Regan J. MacPherson	—	—
David L. Teichmann	90,217	499,194
Nicholas R. Walden	101,279	561,226
_________________
(1)The value realized on the vesting date is based on the fair market value of our common stock on the vesting date and does not necessarily reflect the proceeds actually received by the NEO.

2024 CEO Pay Ratio
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
For 2024:
•Our median employee’s annual total compensation (not including our CEO) was $129,024.
•Our CEO’s annual total compensation, as reported on page 167 in the Summary Compensation Table, was $4,945,348.
•Based on this information, the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee is 38 to 1.
Pay Ratio Methodology. The SEC rules allow us to select a methodology for identifying our median employee in a manner that is most appropriate based on our size, organizational structure and compensation plans, policies and procedures.

For fiscal 2024, we calculated the pay ratio using the same median employee that we used to calculate the pay ratio in fiscal 2022 and fiscal 2023, as there has been no significant change in our employee population or compensation arrangements during the fiscal year that we reasonably believe would result in a significant change to our pay ratio disclosure. In fiscal 2022, we selected December 1, 2022, as the date on which to determine our median employee, which is a date within the last three months of our 2022 fiscal year. As of that date, we had 3,264 employees, with 1,250 employees based in the United States and 2,014 employees located outside of the United States. The pay ratio disclosure rules provide an exemption for companies to exclude non-U.S. employees from the median employee calculation if non-U.S. employees in a particular jurisdiction account for five percent (5%) or less of the company's total number of employees. We applied this de minimis exemption when identifying the median employee by excluding 23 countries: 13 employees in Taiwan, 12 employees in Netherlands, 12 employees in France, 11 employees in Japan, 10 employees in United Arab Emirates, 10 employees in Spain, 9 employees in Kazakhstan, 8 employees in Saudi Arabia, 8 employees in Colombia, 7 employees in Thailand, 7 employees in Poland, 6 employees in Indonesia, 6 employees in Vietnam, 6 employee in Republic of Korea, 5 employees in Ireland, 5 employees in Egypt, 4 employees in Hungary, 4 employees in Belgium, 3 employees in Denmark, 2 employees in Greece, 2 employees in Serbia, 1 employee in Norway and 1 employee in Israel.
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

Pay Versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation actually paid and certain financial performance of the Company. For further information concerning our pay-for-performance philosophy and how we align executive compensation with the Company’s performance, refer to “Our Pay–Compensation Discussion and Analysis,” above. Fair value amounts below are computed in accordance with ASC 718. See Notes 2 and 14 of the notes to our consolidated financial statements contained in this report for a discussion of all assumptions made by us in determining the ASC 718 values of equity awards. For a reconciliation of GAAP to non-GAAP Operating Income for fiscal 2024 referenced below or elsewhere in this Annual Report on Form 10-K, please see Appendix A. We believe that disclosure of non-GAAP Operating Income is useful information to readers of our financial statements because: (i) this measure is used by management and our Board of Directors’ in decision making analysis; (ii) we believe it is a basis by which we are evaluated by industry analysts and investors; and (iii) this measure was used to determine the funding level of our 2024 Corporate Bonus Plan.
Pay Versus Performance Table

Year(1)	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(2)			Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(2)	Value of Initial Fixed $100 Investment Based on:		Net Income ($)(in thousands)	Non-GAAP Operating Income ($)(in thousands)
			Summary Compensation Table Total for Second PEO ($)	Compensation Actually Paid for Second PEO ($)(2)			Total Stockholder Return (TSR) ($)(3)	Peer Group TSR ($)(4)
2024	4,945,348	10,859,808	—	—	1,209,990	2,235,124	84	103	(150,338)	4,099
2023	6,663,648	2,991,185	—	—	1,943,518	968,440	61	91	(25,213)	87,225
2022	6,260,700	1,963,303	—	—	1,961,762	227,172	87	82	(76,043)	68,988
2021	4,606,965	3,073,908	—	—	1,682,087	1,044,985	123	112	(170,778)	29,586
2020	4,139,627	7,316,489	3,787,396	8,713,585	927,392	1,801,224	141	110	(206,723)	(6,274)
_________________
(1)The Principal Executive Officer (“PEO”) and Other NEOs for each applicable year are:
•2024 - PEO Mr. Heard. Other NEOs: Mses. Erba and MacPherson, and Messrs. Teichmann and Walden. Mr. Teichmann transitioned from his position as Chief Legal Officer ("CLO") as of May 18, 2024. Ms. MacPherson became the CLO effective May 18, 2024.
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

	FY2024		FY2023		FY2022		FY2021		FY2020
	PEO ($)	Average Other NEO ($)	PEO ($)	Average Other NEO ($)	PEO ($)	Average Other NEO ($)	PEO ($)	Average Other NEO ($)	PEO ($)	Second PEO ($)	Average Other NEO ($)
Summary Compensation Table - Total Compensation	4,945,348	1,209,990	6,663,648	1,943,518	6,260,700	1,961,762	4,606,965	1,682,087	4,139,627	3,787,396	927,392
(Deduct) Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year	4,181,363	734,219	5,137,500	1,180,800	(4,855,638)	(1,286,171)	(3,702,300)	(1,115,282)	(3,532,500)	(3,239,500)	(596,452)
(Increase) Fair Value at Fiscal Year End of Outstanding and Unvested Stock Awards and Option Awards Granted in Fiscal Year	7,873,255	1,400,989	3,562,500	760,000	3,894,217	1,001,002	4,106,500	1,237,043	5,485,000	6,033,500	1,059,154
(Increase/Deduct) Change in Fair Value of Outstanding and Unvested Stock Awards and Option Awards Granted in Prior Fiscal Years	1,723,859	268,053	(1,824,514)	(405,864)	(2,423,828)	(1,058,559)	(1,614,753)	(713,504)	1,520,786	2,439,280	680,099
(Increase) Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year that Vested During Fiscal Year	—	—	—	—	—	—	—	—	—	—	—
(Increase/Deduct) Change in Fair Value as of Vesting Date of Stock Awards and Option Awards Granted in Prior Fiscal Years for which Applicable Vesting Conditions were Satisfied During Fiscal Year	498,710	90,311	(272,949)	(148,414)	(912,149)	(390,862)	(322,504)	(45,359)	(296,424)	(307,091)	(136,708)
(Deduct) Fair Value as of Prior Fiscal Year End of Stock Awards and Option Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—	—	—	—	—	—	—	—	(132,260)
Compensation Actually Paid	10,859,808	2,235,124	2,991,185	968,440	1,963,303	227,172	3,073,908	1,044,985	7,316,489	8,713,585	1,801,224
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

List of Most Important Performance Measures
The five performance measures listed below represent an unranked list of the most important performance measures for fiscal 2024 the Company used to align compensation to the Company’s financial performance. While these performance measures are the most important measures in fiscal 2024 the Company used to align compensation and the Company’s financial performance, additional financial and other measures were also used to align pay and performance, as further described in the section “Our Pay–Compensation Discussion and Analysis” above.
The most important performance measures are:

Key Performance Measures
Non-GAAP Operating Income	Non-GAAP Gross Margin
Revenue	Bookings
Relative TSR
Pay Versus Performance Relationship Disclosure
The chart below provides a comparison between the compensation actually paid to each of our first and second PEOs (Messrs. Heard and Fallon, respectively) and our average compensation actually paid to our other NEOs against the Company TSR and the peer group TSR, which was the Nasdaq Telecommunications Index. As demonstrated below, the trend in NEO compensation has largely been aligned to the trend in TSR.

The chart below illustrates the correlation between compensation actually paid to each of our first and second PEOs and average compensation actually paid to our other NEOs against the Company’s GAAP net income for fiscal years 2020, 2021, 2022, 2023 and 2024. Although GAAP net income increased from fiscal 2020 to fiscal 2023, compensation actually paid to our NEOs decreased during those years in large part because of the significant emphasis the Company places on equity incentives, which are sensitive to stock price fluctuations. In 2024, GAAP net income decreased from that of the prior fiscal year and compensation actually paid to our NEOs increased from that actually paid in the prior fiscal year, in large part because of the increase in the Company's stock price and the Company's emphasis on equity incentives and because of the Company's relative TSR performance relative to the TSR of the companies listed in the Russell 3000 Index (RUA), which resulted in 196% of the unvested shares subject to the first performance period of the 2024 PSAs becoming eligible for vesting.

The chart below illustrates the correlation between compensation actually paid to each of first and second PEOs and average compensation actually paid to our other NEOs against the Company’s non-GAAP Operating Income for fiscal years 2020, 2021, 2022, 2023 and 2024. Although non-GAAP Operating Income increased from fiscal 2020 to fiscal 2023, compensation actually paid to our NEOs decreased during those years in large part because of the significant emphasis the Company places on equity incentives, which are sensitive to stock price fluctuations. In 2024, non-GAAP Operating Income decreased from that of the prior fiscal year and compensation actually paid to our NEOs increased from that actually paid in the prior fiscal year, in large part because of the increase in the Company's stock price and the Company's emphasis on equity incentives and because of the Company's relative TSR performance relative to the TSR of the companies listed in the Russell 3000 Index (RUA), which resulted in 196% of the unvested shares subject to the first performance period of the 2024 PSAs becoming eligible for vesting.
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

Constructive Termination
The executive officer’s resignation as a result of, and within three (3) months following the expiration of any company cure period (discussed below) following the occurrence of one or more of the following: (i) a material reduction in the executive officer’s job, duties or responsibilities in a manner that is substantially inconsistent with the position, duties or responsibilities held by the executive officer immediately before such reduction; (ii) a material reduction in the executive officer’s base salary (in other words, a reduction of more than five percent of executive’s base salary within the twelve-month period following a Change of Control); or (iii) a material change in the work location at which the executive officer is required to perform services for Infinera (in other words, a requirement that the executive officer relocate to a work location that is more than 50 miles from the executive’s work location in effect as of the date immediately prior to a change of control). The executive officer will not resign as the result of a Constructive Termination without first providing Infinera with written notice of the acts or omissions constituting the grounds for “Constructive Termination” within ninety (90) days of the initial existence of the grounds for “Constructive Termination” and a cure period of thirty (30) days following the date of such notice.

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

Additionally, we granted performance share awards in 2024 to our NEOs, as described further above in the section titled “Performance Share Awards” (referred to as the “2024 PSAs”), as well as performance share awards in 2023 (referred to as the “2023 PSAs”) and 2022 (referred to as the “2022 PSAs”) to each of our NEOs who were then executive officers. The three performance periods for the 2024 PSAs, each covering one-third of the target number of shares under such award, continued through the end of each of fiscal 2024, or continue through the end of each of fiscal 2025 and fiscal 2026. The performance period for the 2023 PSAs continues through the end of fiscal 2025. The performance period for the 2022 PSAs continues through the end of fiscal 2024.
The 2023 PSAs and 2022 PSAs, granted to our NEO's provide that, in the event of our change of control (as defined in the 2016 Plan, pursuant to which each of such awards were granted) that occurs during the performance period applicable to the performance share award, such award will vest at the target level. The 2024 PSAs provide that, in the event of our change of control that occurs during a performance period applicable to a performance share award, such award may become eligible for vesting based on performance against the established goal over a shortened period. For more information on the treatment of the 2024 PSAs in a change of control, please see the section entitled “Fiscal 2024 Compensation—Performance Share Awards” in the Compensation Discussion and Analysis above.
Under our 2016 Plan, change of control generally means (i) a person (or more than one person acting as a group) acquires ownership of our shares resulting in their holding more than 50% of the total voting power of our shares (with certain exceptions where a person or group of persons that already holds more than 50% of the total voting power of our shares acquires additional shares, or where our stockholders after such transaction retain beneficial ownership of 50% or more of the voting power of our shares in substantially the same proportions); (ii) a change in our effective control that occurs when a majority of our Board members are replaced in a 12-month period by directors whose appointment or election is not endorsed by a majority of our Board members before the date of appointment or election; or (iii) a change in ownership of a substantial portion of our assets, which occurs when a person (or group of persons acting as a group) acquires our assets having a gross fair market value of at least 50% of the total gross fair market value of all of our assets.
Fiscal 2024 Estimated Payments and Benefits Table
The amount of compensation and benefits payable to each of our NEOs (as of the last day of fiscal 2024 and assuming that no portion of the 2022 PSAs had vested or been forfeited) in the event of (a) a termination of employment by Infinera the absence of a Change of Control, (b) a termination of employment without Cause or as a result of a Constructive Termination in connection with a Change of Control transaction (as described above) within 3 months prior to, through 18 months after, a Change of Control, (c) a termination of employment due to death or permanent disability, or (d) a Change of Control transaction (within the meaning of our 2016 Plan as described above) has been estimated in the following table below.

Name	Type of Benefit	Termination Under Severance Policy ($)	Termination After a Change of Control ($)	Termination Upon Death or Disability ($)	Upon Change of Control ($)
David W. Heard	Cash Severance	1,137,000	1,516,000	—	—
	Bonus	—	1,895,000	—	—
	Vesting Acceleration(1)(2)(3)(4)	—	14,756,056	11,807,440	4,987,721
	Continued Coverage of Employee Benefits	47,853	63,805	—	—
	Total Benefits	1,184,853	18,230,861	11,807,440	4,987,721
Nancy L. Erba	Cash Severance	500,000	750,000	—	—
	Bonus	—	675,000	—	—
	Vesting Acceleration(1)(5)(6)(7)	—	3,858,292	3,196,036	1,379,700
	Continued Coverage of Employee Benefits	18,304	27,456	—	—
	Total Benefits	518,304	5,310,748	3,196,036	1,379,700
Regan J. MacPherson	Cash Severance	415,000	622,500	—	—
	Bonus	—	466,875	—	—
	Vesting Acceleration(1)(8)(9)(10)	—	2,236,428	1,511,100	—
	Continued Coverage of Employee Benefits	18,304	27,456	—	—
	Total Benefits	433,304	3,353,259	1,511,100	—
David L. Teichmann	Cash Severance	445,000	667,500	—	—
	Bonus	—	500,625	—	—
	Vesting Acceleration(1)(11)(12)	—	1,286,629	1,286,629	739,125
	Continued Coverage of Employee Benefits	20,874	31,311	—	—
	Total Benefits	465,874	2,486,065	1,286,629	739,125
Nicholas R. Walden	Cash Severance	430,000	645,000	—	—
	Bonus	—	645,000	—	—
	Vesting Acceleration(1)(13)(14)(15)	—	2,506,021	2,048,749	847,530
	Continued Coverage of Employee Benefits	5,528	6,548	—	—
	Total Benefits	435,528	3,802,569	2,048,749	847,530
_________________
(1)The value of accelerated vesting of equity awards is calculated by (i) multiplying the number of accelerated shares of common stock underlying unvested, in-the-money equity awards by $6.57 per share, which was the Nasdaq closing price per share of our common stock on December 27, 2024 (the last trading day of our 2024 fiscal year).
(2)The vesting of 1,675,466 shares of common stock would accelerate if Mr. Heard was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control as of December 27, 2024. The 1,675,466 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 759,166 unvested shares of common stock subject to the 2022 PSAs and 2023 PSAs that would vest upon a Change of Control.
(3)The vesting of 1,797,175 shares of common stock would accelerate if Mr. Heard was terminated upon death or permanent disability as of December 27, 2024, reflecting the target number of unvested shares subject to the 2022 PSAs, 2023 PSAs, 2024 PSAs, and outstanding RSU awards.
(4)759,166 shares of common stock, representing the target number of unvested shares subject to the 2022 PSAs and 2023 PSAs, would vest upon a Change of Control, assuming such Change of Control occurs during the award’s performance period. An additional 467,500 unvested shares subject to the 2024 PSAs would become eligible to vest subject to satisfaction of time-based vesting requirements upon a Change of Control that occurs during the award’s performance period. Assuming a shortened performance period ending on December 27, 2024 (the last trading day of our 2024 fiscal year), 196% of the unvested shares, or 916,300 shares, subject to the 2024 PSAs would be eligible for vesting.
(5)The vesting of 587,259 shares of common stock would accelerate if Ms. Erba was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control as of December 27, 2024. The 587,259 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 210,000 unvested shares of common stock subject to the 2022 PSAs and 2023 PSAs that would vest upon a Change of Control.
(6)The vesting of 486,459 shares of common stock would accelerate if Ms. Erba was terminated upon death or permanent disability as of December 28, 2024, reflecting the target number of unvested shares subject to the 2022 PSAs, 2023 PSAs, 2024 PSAs, and outstanding RSU awards.
(7)210,000 shares of common stock, representing the target number of unvested shares subject to the 2022 PSAs and 2023 PSAs, would vest upon a Change of Control, assuming such Change of Control occurs during the award’s performance period. An additional 105,000 unvested shares subject to the 2024 PSAs would become eligible to vest subject to satisfaction of time-based vesting requirements upon a Change of Control that occurs during the award’s performance period. Assuming a shortened performance period ending on December 27, 2024 (the last trading day of our 2024 fiscal year), 196% of the unvested shares, or 205,800 shares, subject to the 2024 PSAs would be eligible for vesting.
(8)The vesting of 340,400 shares of common stock would accelerate if Ms. MacPherson was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control as of December 27, 2024.
(9)The vesting of 230,000 shares of common stock would accelerate if Ms. MacPherson was terminated upon death or permanent disability as of December 27, 2024, reflecting the target number of unvested shares subject to the 2024 PSAs and outstanding RSU awards.
(10)No equity awards held by Ms. MacPherson would become vested solely based on the occurrence of a Change of Control. 115,000 unvested shares subject to the 2024 PSAs would become eligible to vest subject to satisfaction of time-based vesting requirements upon a Change of Control that occurs during the award’s performance period. Assuming a shortened performance period ending on December 27, 2024 (the last trading day of our 2024 fiscal year), 196% of the unvested shares, or 225,400 shares, subject to the 2024 PSAs would be eligible for vesting.
(11)The vesting of 195,834 shares of common stock would accelerate if Mr. Teichmann was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a Change of Control, or upon death or permanent disability as of December 27, 2024. The 195,834 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 112,500 target number of unvested shares of common stock subject to the 2022 PSAs and 2023 PSAs.
(12)112,500 shares of common stock, representing the target number of unvested shares subject to the 2022 PSAs and 2023 PSAs, would vest upon a Change of Control, assuming such Change of Control occurs during the award’s performance period.
(13)The vesting of 381,434 shares of common stock would accelerate if Mr. Walden was terminated (a) without Cause or (b) as a result of a Constructive Termination within 3 months prior to, through 18 months after, a change of control as of December 28, 2024. The 381,434 shares of common stock that accelerate in these scenarios include, and are not in addition to, the 129,000 unvested shares of common stock subject to the 2022 PSAs and 2023 PSAs that would vest in connection with the Change of Control.
(14)The vesting of 311,834 shares of common stock would accelerate if Mr. Walden was terminated upon death or permanent disability as of December 27, 2024, reflecting the target number of unvested shares subject to the 2022 PSAs, 2023 PSAs, 2024 PSAs, and outstanding RSU awards.
(15)129,000 shares of common stock, representing the target number of unvested shares subject to the 2022 PSAs and 2023 PSAs, would vest upon a Change of Control, assuming such Change of Control occurs during the award’s performance period. An additional 72,500 unvested shares subject to the 2024 PSAs would become eligible to vest subject to satisfaction of time-based vesting requirements upon a Change of Control that occurs during the award’s performance period. Assuming a shortened performance period ending on December 27, 2024 (the last trading day of our 2024 fiscal year), 196% of the unvested shares, or 142,100 shares, subject to the 2024 PSAs would be eligible for vesting.
Risk Assessment of Compensation Practices
At the request of the Compensation Committee, a review of the risks associated with our organization-wide compensation policies and practices was conducted for fiscal 2024. This assessment covered topics including: our compensation policies and practices; a review of each of the compensation vehicles that we employ; the identification of any compensation design features that could encourage excessive risk taking; and the controls, policies and plan features that mitigate our compensation risk.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 28, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	16,243,097	(1)	N/A	9,708,871	(2)
Equity compensation plans not approved by security holders	—		N/A	360,638
Total	16,243,097			10,069,509
________________
(1)This amount includes the following:
•12,731,973 shares subject to RSUs granted under the 2016 Plan. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in the second column; and
•3,511,124 shares issuable pursuant to outstanding unvested performance share awards assuming target performance under such awards. The number of shares, if any, to be issued pursuant to such outstanding awards will be determined based on certain performance metrics, as discussed above in the section entitled “Fiscal 2024 Compensation—Long-Term Incentive Compensation” in the Compensation Discussion and Analysis. Since these awards have no exercise price, they are not included in the weighted average exercise price calculation in the second column.
(2)This amount includes 1,098,245 shares of common stock available for future issuances under the 2007 ESPP.

Security Ownership of certain Beneficial Owners and Management
The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 28, 2024 by:
•Each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;
•Our NEOs;
•Each of our directors; and
•All current executive officers and directors as a group.
The information provided in this table is based on our records, information filed with the SEC and information provided to Infinera, except where otherwise noted. To our knowledge and unless as otherwise indicated, each stockholder possesses sole voting and investment power over the shares listed, except for shares owned jointly with such person’s spouse. Percentage beneficially owned is based on 237,392,659 shares of common stock outstanding on December 28, 2024. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Infinera Corporation, 6373 San Ignacio Avenue, San Jose, California 95119.

Name of Beneficial Owner	Common Shares Currently Held	Common Shares That May Be Acquired Within 60 Days of December 28, 2024	Total Beneficial Ownership	Percent Beneficially Owned(1)
5% or More Stockholders
Oaktree Optical Holdings, L.P.(2)	25,175,384	—	25,175,384	10.60%
The Vanguard Group(3)	24,750,346	—	24,750,346	10.43%
BlackRock, Inc.(4)	17,754,504	—	17,754,504	7.48%
Tudor Investment Corporation(5)	15,915,187		15,915,187	6.70%
Brown Advisory Incorporated(6)	14,820,495	—	14,820,495	6.24%
UBS Group AB(7)	14,484,028	—	14,484,028	6.10%
Barclays PLC & Affiliates(8)	14,261,876	—	14,261,876	6.01%
Named Executive Officers and Directors
David W. Heard	1,080,780	28,125	1,108,905	*
Nancy L. Erba	571,922	9,791	581,713	*
Regan J. MacPherson	—	—	—	*
David L. Teichmann	305,934	4,791	310,725	*
Nicholas R. Walden	166,906	5,416	172,322	*
Christine B. Bucklin	135,019	—	135,019	*
Gregory P. Dougherty	216,621	—	216,621	*
Sharon E. Holt	232,174	—	232,174	*
Roop K. Lakkaraju	87,676	6,478	94,154	*
Paul J. Milbury	192,931	—	192,931	*
Amy H. Rice	—	—	—	*
George A. Riedel	168,019	—	168,019	*
David F. Welch, Ph.D.(9)	429,487	8,333	437,820	*
All Executive Officers and Directors as a Group (13 Persons)	3,587,469	62,934	3,650,403	1.54%
_________________
*Less than 1% of the outstanding shares of common stock.
(1)Includes shares represented by RSUs or other rights that are expected to vest within 60 days of December 28, 2024. These shares are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding the RSUs but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)According to Forms 4 filed on March 18, 2020 and March 23, 2020 and a Schedule 13D/A filed with the SEC on March 2, 2023 jointly, pursuant to a joint filing agreement, by (i) Oaktree Optical Holdings, L.P., a Delaware limited partnership (“Optical”), whose principal business is to invest in securities; (ii) Oaktree Fund GP, LLC, a Delaware limited liability company (“GP LLC”), whose principal business is to serve as and perform the functions of the general partner of certain investment funds including Optical; (iii) Oaktree Fund GP I, L.P., a Delaware limited partnership (“GP I”), whose principal business is (A) serve as, and perform the functions of, the general partner of certain investment funds or to serve as, and perform the functions of, the managing member of the general partner of certain investment funds or (B) to act as the sole stockholder of certain controlling entities of certain investment funds; (iv) Oaktree Capital I, L.P., a Delaware limited partnership (“Capital I”), whose principal business is to serve as, and perform the functions of, the general partner of GP I; (v) OCM Holdings I, LLC, a Delaware limited liability company (“Holdings I”), whose principal business is to serve as, and perform the functions of, the general partner of Capital I and to hold limited partnership interests in Capital I; (vi) Oaktree Holdings, LLC, a Delaware limited liability company (“Holdings”), whose principal business is to serve as, and perform the functions of, the managing member of Holdings I; (vii) Oaktree Capital Group, LLC, a Delaware limited liability company (“OCG”), whose principal business is to act as the holding company and controlling entity of each of the general partner and investment adviser of certain investment funds and separately managed accounts; (viii) Oaktree Capital Group Holdings GP, LLC, a Delaware limited liability company (“OCGH GP”); (ix) Brookfield Corporation, solely in its capacity as the indirect owner of the Class A units of OCG (“Brookfield”); and (x) BAM Partners Trust, solely in its capacity as the sole owner of Class B Limited Voting Shares of Brookfield (“BAM” and together with Optical, GP LLC, GP I, Capital I, Holdings I, Holdings, OCG, OCGH GP and Brookfield, collectively, the “Reporting Persons”), whose principal business is to serve as, and perform the functions of, the manager of OCG, each of the Reporting Persons may be deemed the beneficial owner of, and to have sole voting power and sole dispositive power over, 25,175,384 shares. The principal business address of each of the Reporting Persons is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.
(3)According to a Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group (“Vanguard”), Vanguard is the beneficial owner of 24,750,346 shares and has sole voting power over zero shares, shared voting power over 365,147 shares, sole dispositive power over 24,209,540 shares and shared dispositive power over 540,806 shares. The address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(4)According to a Schedule 13G/A filed with the SEC on January 26, 2024 by BlackRock, Inc. (“BlackRock”). BlackRock is the beneficial owner of 17,754,504 shares and has sole voting power over 17,537,634 shares, shared voting power over zero shares, sole dispositive power over 17,754,504 shares and shared dispositive power over zero shares. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(5)According to Schedule 13G filed with the SEC on October 7, 2024 by Tudor Investment Corporation, a Delaware corporation ("Tudor"), which serves as investment manager to certain funds (the "Tudor Funds"), with respect to the shares held by the Tudor Funds, and Paul T. Jones II, the Chief Investment Officer and indirect control person of Tudor, with respect to the share directly held by the Tudor Funds, Tudor is the beneficial owner of 15,915,187 shares and has sole voting power over zero shares, shared voting power over 15,915,187 shares, sole dispositive power over zero shares and shared dispositive power over 15,915,187 shares. Such filing further states that Paul T. Jones II is the beneficial owner of 15,915,187 shares and has sole voting power over zero shares, shared voting power over 15,915,187 shares, sole dispositive power over zero shares and shared dispositive power over 15,915,187 shares. The address of each of Tudor Investment Corporation and Paul T. Jones II is 200 Elm Street, Stamford, CT 06901.
(6)According to a Schedule 13G/A filed with the SEC on February 9, 2024 jointly by Brown Advisory Incorporated, a Maryland corporation whose principal business is as parent holding company or control person (“BAI”), Brown Investment Advisory & Trust Company, a Maryland trust company, whose principal business is banking (“BIATC”), and Brown Advisory LLC, a Maryland limited liability company whose principal business is as an investment advisor (“BALLC”). Such amendment states that BAI is deemed to be the beneficial owner of 14,820,495 shares by virtue of its control over BIATC, which is deemed to be the beneficial owner of 74,834 shares, and BALLC, which is deemed to be the beneficial owner of 14,745,661 shares. Such amendment further states that (a) BAI has sole voting power over 12,903,329 shares, shared voting power over zero shares, sole dispositive power over zero shares, and shared dispositive power over 14,820,495 shares; (b) BIATC has sole voting power over 74,834 shares, shared voting power over zero shares, sole dispositive power over zero shares, and shared dispositive power over 74,834 shares, and (c) BALLC has sole voting power over 12,828,495 shares, shared voting power over zero shares, sole dispositive power over zero shares, and shared dispositive power over 14,745,661 shares. The address of BAI is 901 South Bond Street, Suite #400, Baltimore, Maryland 21231.
(7)According to a Schedule 13G filed with the SEC on November 6, 2024 by UBS Group AB, a Switzerland bank ("UBS") on behalf of itself and its wholly owned subsidiary UBS Financial Services Inc, UBS is the beneficial owner of 14,484,028 shares and has sole voting power over zero shares, shared voting power over 2,182 shares, sole dispositive power over zero shares and shared dispositive power over 14,484,028 shares. The address of UBS is Bahnhofstrasse 45, PO Box CH-8021, Zurich, Switzerland.
(8)According to a Schedule 13G filed with the SEC on November 13, 2024 by Barclays PLC, Barclays Bank PLC, Barclays Capital Inc, Barclays Capital Securities Ltd and Ramya Rao (together "Barclays and Affiliates"), Barclays and Affiliates is the beneficial owner of 14,261,876 shares and has sole voting power 14,261,876 shares, shared voting power over zero shares, sole dispositive power over 14,261,876 shares and shared dispositive power over zero shares. The address of each of Barclays and Affiliates is 1 Churchill Place, London E14 5HP, United Kingdom.

(9)Shares held consist of (i) 426,987 shares held by The Welch Family Trust U/A DTD 4/3/1996 and (ii) 2,500 shares held by Dr. Welch as trustee for his children. Dr. Welch disclaims beneficial ownership of the shares held in trust for his children.
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
For a description of compensation received by Dr. Welch, our founder, former employee and current member of our Board, please see “How We Are Paid—Fiscal 2024 Director Compensation,” above.
We did not engage in any other related party transactions during fiscal 2024 within the meaning of the applicable SEC rules.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
The following table sets forth the aggregate fees for audit, audit-related, tax and other services provided by Ernst & Young LLP for the fiscal years ended December 28, 2024 and December 30, 2023. All of the services described in the following table were approved in conformity with the Audit Committee’s pre-approval processes and procedures.

	2024	2023
Audit Fees	$7,557,100	$6,545,000
Audit-Related Fees	45,000	75,000
Tax Fees	7,500	70,000
All Other Fees	195,000	2,000
Total Fees	$7,804,600	$6,692,000
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
Auditor Independence
In 2024, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.
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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a)(1) Consolidated Financial Statements
    This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
    (a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$576,998	$548,257	$521,620
Additions	22,934	49,481	41,782
Reductions	(19,355)	(20,740)	(15,145)
Ending balance	$580,577	$576,998	$548,257
Allowance for credit losses
Beginning balance	$876	$1,422	$1,304
Additions	1,324	521	1,762
Write-offs	(1,398)	(473)	(1,279)
Recoveries during the period	—	(594)	(365)
Ending balance	$802	$876	$1,422
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

2.2***
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

4.3	Form of 2.50% Convertible Senior Notes due 2027 (included in Exhibit 4.5 incorporated by reference hereto)
4.4
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.5 of the Registrant's Annual Report on Form 10-K (No. 001-33486) filed with the SEC on March 4, 2020.

4.5	Form of Indenture, incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-3 Registration Statement (No. 333-244741) filed with the SEC on August 12, 2020.
4.6
Indenture, dated August 8, 2022, by and between Infinera Corporation and U.S. Bank Trust Company, National Association, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 00133486) filed with the SEC on August 8, 2022.

4.7	Form of 3.75% Convertible Senior Notes due 2028 (included in Exhibit 4.1 incorporated by reference hereto).
4.8	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on June 16, 2023.
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

Exhibit No.	Description
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

10.12*
Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on May 17, 2024.

10.13*
Form of Notice of Grant of Restricted Stock Units for Directors under the Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on May 17, 2024.

10.14*
Form of Notice of Grant of Annual Performance Shares under the Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on May 17, 2024.

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

10.17*
Offer Letter between Infinera Corporation and David L. Teichmann dated March 18, 2019, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on August 8, 2019.

10.18*
Offer Letter between Infinera Corporation and Nancy Erba dated July 8, 2019, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on November 12, 2019.

10.19*
Infinera Corporation 2019 Inducement Equity Incentive Plan, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.20*
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

10.23
Purchase Agreement, dated March 4, 2020, by and between Infinera Corporation and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020

10.24
Letter agreement, dated as of April 13, 2020, among Infinera Corporation, Oaktree Optical Holdings, L.P. and certain other parties, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on April 14, 2020

Exhibit No.	Description
10.25
Loan, Guaranty and Security Agreement, dated as of June 24, 2022, by and among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 27, 2022.

10.26
First Amendment to Loan, Guaranty and Security Agreement, dated as of August 2, 2022, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 3, 2022.

10.27
Purchase Agreement, dated August 3, 2022, by and between Infinera Corporation and Jefferies LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 8, 2022.

10.28	Form of Exchange and Subscription Agreement, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.
10.29	Form of Repurchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.
10.3
Second Amendment to Loan, Guaranty and Security Agreement, dated as of May 16, 2023, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2023.

10.31*
Offer Letter between Infinera Corporation and Regan MacPherson dated February 29, 2024, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on August 2, 2024.

10.32***
Voting Agreement, dated June 27, 2024, by and between Nokia Corporation and Oaktree Optical Holdings, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 28, 2024.

10.33
Third Amendment to Loan, Guaranty and Security Agreement, dated as of June 27, 2024, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 28, 2024.

10.34***	Direct Funding Agreement, dated as of January 16, 2025, by and between Infinera Corporation and the United States Department of Commerce.
10.35
Fourth Amendment to Loan, Guaranty and Security Agreement, dated as of January 15, 2025, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy, incorporated herein by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on May 17, 2024.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
*** Schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. Infinera will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. Infinera may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2025

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

Name and Signature	Title	Date

/s/ DAVID W. HEARD	Chief Executive Officer, Principal Executive Officer and Director	February 27, 2025
David W. Heard

/s/ NANCY ERBA	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	February 27, 2025
Nancy Erba

/s/ GEORGE RIEDEL	Chair of the Board	February 27, 2025
George Riedel

/s/ CHRISTINE BUCKLIN	Director	February 27, 2025
Christine Bucklin

/s/ GREG P. DOUGHERTY	Director	February 27, 2025
Greg P. Dougherty

/s/ SHARON HOLT	Director	February 27, 2025
Sharon Holt

/s/ ROOP K. LAKKARAJU	Director	February 27, 2025
Roop Lakkaraju

/s/ PAUL J. MILBURY	Director	February 27, 2025
Paul J. Milbury

/s/ AMY RICE	Director	February 27, 2025
Amy Rice
/s/ DAVID F. WELCH, PH.D.	Director	February 27, 2025
David F. Welch, Ph.D.

APPENDIX A - UNAUDITED RECONCILIATIONS FROM GAAP TO NON-GAAP

Reconciliation of Income (Loss) from Operations (in thousands):
	Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
GAAP as reported	$(83,650)	$(4,840)	$(60,157)
Stock-based compensation	50,921	62,150	61,015
Amortization of acquired intangible assets	9,025	22,965	37,714
Restructuring and other related costs	4,782	8,935	10,344
Merger-related charges	23,021	—	—
Inventory related charges	—	—	14,381
Global distribution center transition costs	—	—	2,109
Warehouse fire loss (recovery)	—	(1,985)	2,232
Litigation charges	—	—	1,350
Non-GAAP as adjusted	$4,099	$87,225	$68,988